Form 10-K
period 2018-06-30
SigmaRenoPro, Inc.
filed 2019-02-22
CIK 1714367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-221302

SIGMARENOPRO INC.

(Exact name of registrant as specified in its charter)

Nevada	2821	38-4045138
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

SigmaRenoPro, Inc. Aloni Noa’kh St. 1 Kiryat Motzkin 26402 Israel +972 03-6860331
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock (without par value)
Rights to purchase Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ]  YES      [ x]   NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ]  YES      [x]   NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[x]  YES    [ ]   NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ]  YES    [x]   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]  YES    [x]   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 7, 2019 is 4,500,000 shares.

2

SIGMARENOPRO INC.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or strategic arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “intends”, or “continue” or the negative thereof or other comparable terminology.  Although the Company and its management believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the Risk Factors set forth under Item 1A, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

PART I

Item 1. Business

Overview

SigmaRenoPro was incorporated on June 16, 2017. Our fiscal year end is June 30, and we have no subsidiaries. Our business offices are currently located at Aloni Noa’kh St. 1, Kiryat Motzkin 26402, Israel. Omar Aamar, has served as our President, Treasurer and a director since June 16, 2017. Mr. Amar’s spouse, Hosnieh Aaman, has served as our Secretary since July 25, 2017. Mr. Aamar and Ms. Aamar collectively hold 2,300,000 shares of common stock of the Company. Mr. Aamar’s business experience is in the construction and home building industry in Israel. We are focusing on matching home project owners with contractors in the United States. Mr. Aamar, however, has no knowledge of and no experience in this business in the United States. The Company is focusing its operations in the United States because the Company’s believes the barriers to operation of its business in the United States is not burdensome and the United States has a large home repair market.

We are a development stage company and currently have no revenues or significant assets. At June 30, 2018, our assets were $53,994 and our liabilities were $5,000. Our net loss for the period of inception on April 19, 2013 to June 30, 2018, was $24,406.

We plan to provide a U.S.-based service matching homeowners that have renovation projects with professionally-skilled contractors ,initially concentrating our efforts on the four consumer regions of the United States of, New York, New York; Los Angeles, California; Chicago Illinois; and Houston Texas. Our customized match making service helps homeowners converge with professional contractors. We plan to create a collection of articles intended to help homeowners with home project information, including:

•                     How to outline project requirements;

•                     How to select the right contractor;

•                     How to interview contractors;

•                     How to draw up a project contract; and

•                     How to settle disputes with contractors

Our service is deigned to be free for all homeowners to use and post their projects. We plan to build a network of professionally-skilled contractors who provide a broad array of construction and renovation services for everything from changing light fixtures to complete kitchen renovation, and from housecleaning services to new construction.

Matching projects and homeowners with the right service provider

Homeowners will be provided a unique experience at SigmaRenoPro. User-friendly tools will be made available without charge, to post home renovation and other project requirements online. Our matchmaking program matches the homeowner’s location and project requirements to qualified contractors with expertise in that area. Our exclusive lead-generation service alerts each service provider candidate via e-mail or text. They in turn have the option to contact the homeowner and place a bid on the project.

Selecting the right service professional

We will help select the right contractor for the job. In addition to listing each service provider’s merits on their profile page for our users to cross-check, our user interface will be designed to offer reviews to help ensure they're posted by real clients and real people.

We will also offer free access to helpful articles found only at SigmaRenoPro that will offer information to users, including:

•                     How to critique contractors;

•                     How to select the right contractor for the job;

•                     How to effectively interview contractors;

•                     How to draw up a project contract;

•                     The importance of building code regulation requirements;

•                     Contract/contractual labor terminology;

•                     How to settle disputes with contractors;

•                     How to help ensure the job gets done right; and

•                     What to avoid in a contractor.

We also intend to have a Ratings & Reviews section, as well as testimonials from past clients, stating whether or not they were satisfied with the services rendered by member contractors.

Ratings& Reviews

One of the most important services we intend to offer our members is the “word of mouth” feedback from homeowners. For each project description placed at SigmaRenoPro, the homeowner be asked to submit a Ratings & Reviews survey for the service provider you selected to complete the job. We believe that providing this information will help other homeowners make their service provider selection, and that information provided by Ratings & Reviews will contribute to the online community we intend to build. We also believe that the content of our Ratings & Reviews section wil help us keep track of the quality of service provided by our member contractor, thereby providing valuable information that benefits other homeowners.

Our Web Site

We intend to create a website as the primary means through which we intend to conduct out business. The website will have a “My Account” feature, which will be a personal web space at SigmaRenoPro, provided free of charge to users A secure section where you keep your profile information. From an account, a user will be able to:

•                     Add your address, phone number, or e-mail address to your personal profile

•                     Update your profile information at any time

•                     Post and manage job details

•                     Communicate with member contractors

Canceling a contract

If a homeowner or service professional decides to end or alter a project, the terms of such termination or change to an existing project will be have to be agreed upon between the user and the service professional hired by the user. In the case of such termination, the Company believes that a user should expect to pay for work completed and materials purchased up to the point. To help avoid misunderstandings that could result in a project’s termination, the Company believes that specific project information should be detailed in a formal contract. This would include, but not be limited to the project description, materials to be used, start and finish dates between the project owner and service professional.

Screening Process for Service Professionals

To keep our services free to homeowners, our screening process is minimal. We will ask contractors to provide accurate experience and licensing information. We will also ask that they keep information on their profile page updated. We will ask homeowners to validate member service professionals’ licensing, insurance, and references themselves, and believe that by doing so, we help enable homeowners to make better hiring decisions increase the chance of project success. Additionally, homeowners will have the personal assurance of verifying the accuracy of such information about the member service provider.

The difference between a licensed service professional and a non-licensed service professional

Licensing means that the service professional has been authorized by the province or local government to work within his or her trade or profession. Licensing requirements vary province-to-province; not all trades or job sizes require a license.

Pricing

Our services are designed to be free to homeowners. Service professionals will be required to pay an advertising fee to participate in SigmaRenoPro’s network. Each service provider will be required to complete a profile, specifying the type of work they perform, their areas of expertise and experience, and the geographical areas they serve. We will provide lead generation services; new customer leads that match the service professional’s criteria. We will charge service professional pays a monthly subscription fee of $49.00 to access the leads which originate from our service.

Treatment of personal information

By inputting information into secure online forms, only the intended party is allowed to translate the encoded information. We plan to selected to secure personal information on our serves by using SSL (secure socket layer) technology and secure server software. SSL is an industry standard for protecting web communications. The SSL security protocol provides some data encryption, server authentication and message integrity.

A secure server is the software used to navigate the Internet and has been created to encrypt, or scramble, all information until the authorized recipient can unscramble it. Information is scrambled by a mathematical formula using 128-bit encryption. When viewing any Web page, a lock icon near the lower-right corner of the window indicates whether the entire contents of the page is protected by encryption while it is being received by your computer. When a closed lock icon appears, then the page is protected by encryption. When a broken lock icon appears, then the page is not protected by encryption.

Competition and competitive strategy

We expect that we will compete for members with traditional, offline consumer resources, and with online providers of consumer ratings, reviews and referrals on the basis of a number of factors, including breadth of our service provider listings, reliability of our content, breadth, depth and timeliness of information and strength and recognition of our brand. We believe that we will face extensive challenges in attempting to compete because we do not have the ability to verify who is purchasing services that compete with ours, at what cost, and the terms and conditions under which our competitors are offering our services. We believe that the market for our services is constantly changing in terms of how business who offer our services are able to sell such services to home owners.

Patents, trademarks, licenses, franchise restrictions and contractual obligations & concessions

We rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks. We do not own patents.

Compliance with government regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities. We do not believe that government regulation will have a material impact on the way we conduct our business, however, any government regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business and operating results.

Research and development activities and costs

We have not incurred any research and development costs to date.

Employees and employment agreements

Omar Aamar, our sole officer and director, is our only employee, and he currently works full time on Company matters.

Item 1A. Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company’s common stock. You could lose all or part of your investment due to any of these risks.

Risks relating to our company

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the year ended June 30, 2018 were prepared assuming that we will continue our operations as a going concern. We were incorporated on June 16, 2017 and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The proceeds of this offering, if any, may not be sufficient to fund planned operations and may not even cover the costs of the offering and you may lose your entire investment.

We are offering a maximum of 2,200,000 shares of our common stock at $0.025 per share, however there is no minimum to our offering. Funds we raise in this offering, if any, may not be sufficient to fund our planned operations and may not even cover the costs of this offering. If we are not able to raise any funds in this offering, our company will be in a worse financial position then prior to commencement of the offering as we will still incur the costs of this offering. If we do not raise sufficient funds in this offering to fund our operations or even cover the costs of this offering, you may lose your entire investment.

We are in an early stage of development. If we are not able to develop out business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

We were incorporated on June 16, 2017. We have no customers, and we have not earned any revenues to date. Our business prospects are difficult to predict because of our limited operating history, early stage of development, and unproven business strategy. Our primary business activities will be focused on the development of our homeowner-contractor match making service. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. If we are not able to develop out business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

We expect to suffer losses in the immediate future that may cause us to curtail or discontinue our operations.

We expect to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development of our homeowner-contractor match making services, generally. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will almost certainly fail.

We may not be able to execute our business plan or stay in business without additional funding.

Our ability to generate future operating revenues depends in part on whether we can obtain the financing necessary to implement our business plan. We will likely require additional financing through the issuance of debt and/or equity in order to establish profitable operations, and such financing may not be forthcoming. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue or if there is no investor appetite to finance our specific business, we may not be able to acquire additional financing through credit markets or equity markets. Even if additional financing is available, it may not be available on terms favorable to us. At this time, we have not identified or secured sources of additional financing. Our failure to secure additional financing when it becomes required will have an adverse effect on our ability to remain in business.

The homeowner-contractor match making services industry is extremely competitive, and if we are not able to compete successfully against other homeowner-contractor match making services, we will not be able operate our business and investors will lose their entire investment.

The homeowner-contractor match making services industry is extremely competitive and rapidly changing. We currently and in the future face competitive pressures from numerous actual and potential competitors. Many of our current and potential competitors in the homeowner-contractor match making services business have substantial competitive advantages than we have, including:

•	longer operating histories;

•	significantly greater financial, technical and marketing resources;

•	greater brand name recognition;

•	existing customer bases; and

•	commercially accepted services.

Our competitors may be able to respond more quickly to new or emerging technologies and changes in the homeowner-contractor match making services industry and devote greater resources to identify, develop and market new products, and distribute and sell their products than we can.

The loss of the services of Omar Aamar, our President and Chairman, or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our website and sell our services.

The development of our homeowner-contractor match making services business and the marketing of our prospective products will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers who are developing our business, and on our ability to identify and retain competent consultants and employees with the skills required to execute our business objectives. The loss of the services of Omar Aamar or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our website and sell our services, which could adversely affect our financial results and impair our growth.

We are a development stage, homeowner-contractor match making services company, with no experience in the market, and failure to successfully compensate for this inexperience may adversely impact our operations and financial position.

We operate as development stage, homeowner-contractor match making services company, with few substantial tangible assets in a highly competitive industry. We have little operating history, no customer base and no revenue to date. This makes it difficult to evaluate our future performance and prospects. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an emerging and evolving industry characterized by intense competition, including:

•	our business model and strategy are still evolving and are continually being reviewed and revised;

•	we may not be able to raise the capital required to develop our initial customer base and reputation;

•	we may not be able to successfully implement our business model and strategy; and

•	our management consists of one person, Omar Aamar, our President and Chairman.

We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and the value of your investment in our company will decline.

Our failure to protect our intellectual property and proprietary technology may significantly impair our competitive advantage.

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection, non disclosure and non use agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The patent and trademark law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights.

In addition, patents issued to the us may be challenged, invalidated or circumvented. Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and patents may not be issued from currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us.

We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors. These claims could result in costly litigation and the diversion of our technical and management personnel.

We may face costly intellectual property infringement claims, the result of which would decrease the amount of cash we would anticipate to operate and complete our business plan.

We anticipate that from time to time we will receive communications from third parties asserting that we are infringing certain patents and other intellectual property rights of others or seeking indemnification against alleged infringement. If anticipated claims arise, we will evaluate their merits. Any claims of infringement brought of third parties could result in protracted and costly litigation, damages for infringement, and the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Litigation, which could result in substantial cost to us and diversion of our resources, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. Any intellectual property litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our President and sole director, without whose services company business operations could cease.

At this time, Omar Aamar, our President and sole director, is wholly responsible for the development and execution of our business plan. Our President and sole director is under no contractual obligation to remain employed by us, although he has no present intention to leave. If our President and sole director should choose to leave us for any reason before we have hired additional personnel our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find qualified management who could develop our business as described herein or would be willing to work for compensation the Company could afford. Without such management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Because we are a shell company, it will likely be difficult for us to obtain additional financing by way of private offerings of our securities.

We are a "shell company" within the meaning of Rule 405, promulgated pursuant to Securities Act, because we have nominal assets and nominal operations. Accordingly, the holders of securities purchased in private offerings of our securities we make to investors will not be able to rely on the safe harbor from being deemed an underwriter under SEC Rule 144 in order to resell their securities. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Because we are a shell company, you will not be able to resell your shares in certain circumstances, which could hinder the resale of your shares.

We are a "shell company" within the meaning of Rule 405, promulgated pursuant to Securities Act, because we have nominal assets and nominal operations. Accordingly, the securities sold in this offering can only be resold through registration under Section 5 the Securities Act of 1933, Section 4(1), if available, for non-affiliates, or by meeting the conditions of Rule 144(i). Another implication of us being a shell company is that we cannot file registration statements under Section 5 of the Securities Act using a Form S-8, a short form of registration to register securities issued to employees and consultants under an employee benefit plan. Additionally, though exemptions, such as Section 4(1) of the Securities Act may be available for non-affiliate holders our shares to resell their shares, because we are a shell company, a holder of our securities may not rely on the safe harbor from being deemed statutory underwriter under Section 2(11) of the Securities Act, as provided by Rule 144, to resell his or her securities. Only after we (i) are not a shell company, and (ii) have filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that we may be required to file such reports and materials, other than Form 8-K reports); and have filed current "Form 10 information" with the SEC reflecting our status as an entity that is no longer a shell company for a period of not less than 12 months, can our securities be resold pursuant to Rule 144. "Form 10 information" is, generally speaking, the same type of information as we are required to disclose in this prospectus, but without an offering of securities. These circumstances regarding how Rule 144 applies to shell companies may hinder your resale of your shares of the Company.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We cannot predict if investors will find our common stock less attractive because we will not rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

Because we will likely have fewer than three hundred shareholders of record, we will likely be able to terminate our reporting obligations, and if we do that, our shares of common stock will not be eligible for quotation on the OTCQB tier of OTC Markets.

We will be required to file reports with the SEC only for the fiscal year in which the registration statement for this offering becomes effective. In order to continue to be obligated to file reports either we would have to voluntarily file a Registration Statement on SEC Form 8-A, as we presently intend, or we would be obligated to file a Registration Statement SEC Form 8-A if on the last day of our fiscal year in which the registration statement for this offering becomes effective we have more than $10 million in assets and either 2,000 or more record holders or 500 or more record holders who are not "accredited investors." If we were to cease reporting, you will not have access to updated information regarding the Company's business, financial condition and results of operation.  Upon suspension of reporting obligations, although the Company may continue to file reports with the SEC, such filings will be voluntary.   If we terminate or suspend our reporting obligations to the SEC, our shares of common stock will not be eligible for quotation on the OTCQB tier of OTC Markets, and as a result, your entire investment may be lost.

Additionally, if we do not file a Registration Statement on Form 8-A we will not be subject to the proxy statement requirements, and our officers, directors and 10% stockholders will not be required to submit reports to the SEC regarding their stock ownership and stock trading activity, all of which could reduce the value of your investment and the amount of publicly available information about us.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets outside the United States.

Substantially all of our assets are currently located outside of the United States. Additionally, our two officers and directors reside outside of the United States, in Israel.  As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised Israel does not have a treaty providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and Israel would permit effective enforcement of criminal penalties of the Federal securities laws.

We incur costs associated with SEC reporting compliance, which may significantly affect our financial condition.

The Company made the decision to become an SEC “reporting company.” We will incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs in an amount estimated at approximately $25,000 per year. On balance, the Company determined that the incurrence of such costs and expenses was preferable to the Company being in a position where it had very limited access to additional capital funding.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following June 30.

After, and if ever, we are no longer an “emerging growth company,” we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not “emerging growth companies,” including Section 404 of the Sarbanes-Oxley Act.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets outside the United States.

Substantially all of our assets are currently located outside of the United States. Additionally, our two officers and directors reside outside of the United States, in Israel.  As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised Israel does not have a treaty providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and Israel would permit effective enforcement of criminal penalties of the Federal securities laws.

Item 1B. Unresolved Staff Comments.

As of June 30, 2018, there are no unresolved Staff Comments

Item 2. Properties.

We currently do not rent any real property or offices. Our current business address is Aloni Noa’kh St. 1, Kiryat Motzkin 26402, Israel.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4. Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

No public market currently exists for shares of our common stock. Our common stock is eligible for quotation on the Over-the-Counter Bulletin Board . There have been no quotes of our common stock during the two most recent fiscal years and subsequent interim periods for which financial statements are included herein. Accordingly, there is no current quote price for the stock. The Company has no equity compensation plans and there are no shares of common stock issuable upon the exercise of outstanding options or warrants to purchase, or securities convertible into, common stock of the Company. Other than the registered offering for shareholders pursuant to Registration No. 333-221302, there is no common equity being, or publicly proposed to be, publicly offered by the Company, the offering of which could have a material effect on the market price of the Company’s common equity. The Company had 4,500,000 shares of our common stock issued and outstanding held by 2 holders of record.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under any agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans:

The Company does not have any equity compensation plans.

Recent Sales of Unregistered Securities:

None

Item 6. Selected Financial Data.

The Index to Financial Statements and Schedules appears on page F-1.

The Report of Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear beginning on page F-3.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information contained in this prospectus.

Overview

SigmaRenoPro, Inc. has not operated pursuant to its business plan. We plan to raise capital to begin offering our services and make sales. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We need a minimum of approximately $100,000 during the next 12 months to begin implementation of our business plan.

We are a development stage company with no revenues or operating history. Our address is Aloni Noa’kh St. 1
Kiryat Motzkin 26402 Israel. The telephone number is +972 03-6860331.

Since our inception, we have devoted our activities to the following:

(1) Purchasing a debt portfolio;

(2) Obtaining bids from professional collectors to collect the portfolio;

(3) Developing contacts from whom to purchase portfolios;

(4) Contracting for operational support; and

(5) Securing enough capital to carry out these activities.

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in June 2018 and 2017.

Comparison of the Years Ended June 30, 2018 and 2017

Lack of Revenues

We have limited operational history. During the year ended June 30, 2018 and 2017 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended June 30, 2018 and from June 16, 2017 (inception) to June 30, 2017 were $24,136 and $270 respectively. Operating expenses for the year ended June 30, 2018 consisted of professional fees of $21,954 and general and administrative expense $2,182. Operating expenses and from June 16, 2017 (inception) to June 30, 2017consisted of professional fees of $255 and general and administrative expense $15.

Net Loss

During the year ended June 30, 2018 and from June 16, 2017 (inception) to June 30, 2017 the Company recognized net losses of $24,136 and $270.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At June 30, 2018 and 2017, we had total assets of $53,994 and $18,385 respectively.

At June 30, 2018 and 2017, our total liabilities were $5,000 and $255 respectively consisting primarily of accounts payable and shareholder loans.

Cash flows from operating activities

Net cash used in operating activities was ($26,685) for the year ended June 30, 2018 and ($15) for the period from June 16, 2017 (inception) to June 30, 2017.

Cash flows from financing activities

Net cash provided by financing activities was $60,000 for the year ended June 30, 2018 and $18,400 for the period from June 16, 2017 (inception) to June 30, 2017.

Cash Requirements

We intend to propagative funding for our activities, if any, through a combination of the private placement of the company’s equity securities and the public sales of equity securities.

We have no agreement, commitment or understanding to secure any funding from any source.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

SigmaRenoPro, Inc. has never been in bankruptcy or receivership.

Office

SigmaRenoPro, Inc.’s executive office is located at Aloni Noa’kh St. 1Kiryat Motzkin 26402 Israel. The telephone number is +972 03-6860331.

SigmaRenoPro, Inc. is not operating its business plan until such time as capital is raised for operations. To date its operation has involved only selling stock to meet expenses.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplementary Data.

SIGMARENOPRO, INC.

TABLE OF CONTENTS

JUNE 30, 2018

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sigmarenopro, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sigmarenopro, Inc. as of June 30, 2018 and 2017 and the related statements of operations, changes in stockholder’s equity/deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the period ended June 30, 2018 and for the period from June 16, 2017 (inception) through June 30, 2017. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017 and the results of its operations and its cash flows for the period ended June 30, 2018 and for the period ended June 16, 2017 (inception) through June 30, 2018, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements the Company has limited operations and has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

February 7, 2019

Sigmarenopro, Inc
BALANCE SHEETS

	June 30,	June 30,
	2018	2017

ASSETS
Current assets
Cash held in trust	$51,700	$18,385
Prepaid expenses	2,294	—

Total current assets	53,994	18,385

Total assets	$53,994	18,385

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	—	255
Due to related parties	5,000	—

Total current liabilities	5,000	255

Commitments and contingencies

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,500,000 and 2,300,000 shares issued and outstanding as of June 30, 2018 and 2017, respectively	4,500	2,300
Additional paid-in capital	68,900	16,100
Accumulated deficit	(24,406)	(270)

Total stockholders’ equity	48,994	18,130

Total liabilities and stockholders’ equity	$53,994	18,385

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
STATEMENTS OF OPERATIONS

	For the year ended June 30, 2018	From Jun 16, 2017 (inception) to June 30, 2017

Revenue	$—	$—

Expenses
General and administrative expense	2,182	15
Professional fees	21,954	255

Total expenses	24,136	270

Net (loss)	$(24,136)	$(270)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	2,537,918	2,146,667

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at inception at June 16, 2017	—	—	—	—	—

Common stock issued for cash	2,300,000	2,300	16,100	—	18,400
Net loss for the period from Jun 16, 2017 (inception) to June 30, 2017	—	—	—	(270)	(270)

Balance at June 30, 2017	2,300,000	2,300	16,100	(270)	18,130

Common stock issued for cash	2,200,000	2,200	52,800	—	55,000
Net loss for the year ended June 30, 2018	—	—	—	(24,136)	(24,136)

Balance at June 30, 2018	4,500,000	4,500	68,900	(24,406)	48,994

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
STATEMENT OF CASH FLOWS

	For the year ended June 30, 2018	From Jun 16, 2017 (inception) to June 30, 2017

Cash flow from operating activities
Net loss	$(24,136)	$(270)

Changes in Operating Assets and Liabilities:
(Increase) Decrease in prepaid expenses	(2,294)
Increase (Decrease) in accounts payable	(255)	255
Net cash used in operating activities	$(26,685)	$(15)

Cash flows from investing activities	$—	$—

Cash flow from financing activities
Proceeds from related party debt	5,000	—
Proceeds from issuance of common stock	55,000	18,400

Net cash provided by (used in) financing activities	$60,000	$18,400

Net increase/(decrease) in cash	33,315	18,385

Cash at beginning of period	18,385	—

Cash at end of period	$51,700	$18,385

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

SIGMARENOPRO, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Sigmarenopro, Inc. (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose.

Organization, Nature of Business and Trade Name

Sigmarenopro, Inc. (the Company) was incorporated in the State of Nevada on June 16, 2017. Sigmarenopro, Inc. intends to provide home project owners with contractor match making services in the U.S. Their customized match making service helps homeowners converge with professional contractors. They also intend to create a collection of articles intended to help homeowners with home project information, including how to outline project requirements, select the right contractor, interview contractors, draw up a project contract and settle disputes with contractors. Their service is deigned to be free for all homeowners to use and post their projects and plan to build a network of professionally-skilled contractors who provide a broad array of construction and renovation services for everything from changing light fixtures to complete kitchen renovation, and from housecleaning services to new construction. The Company’s principal office is in Kiryat Motzkin, Israel.

The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s website and apps before another company develops similar websites or apps.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at June 30, 2018 and for the related periods presented.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Office Equipment	5-10 years
Copier	5-7 years
Vehicles	5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method.

The Company has been in the developmental stage since inception and has no operations to date. The Company currently does not have any property and equipment. The above accounting policies will be adopted upon the Company maintains property and equipment.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Revenue recognition

The Company’s revenue recognition policies are in compliance with FASB ASC 605-35 “Revenue Recognition”.  Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectability is reasonably assured.  The Company recognizes revenues on sales of its services, based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time the service is provided to the customer.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

As of June 30, 2018, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on Sigmarenopro, Inc.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Sigmarenopro, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Four Million Five Hundred and Thousand (4,500,000) shares of common stock were issued and outstanding as of June 30, 2018.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

NOTE B – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with app development. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

In the past year, the Company funded operations by using cash proceeds received through the issuance of common stock. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the company generates enough revenues through the operations as stated above.

NOTE C – COMMON STOCK

On June 2017, Company issued 1,150,000 Common Shares to the director of the company at $0.008 per share for cash proceeds of $9,200.

On June 2017, Company issued 1,150,000 common shares to the secretary of the company at $0.008 per share for cash proceeds of $9,200.

On April 2018, Company issued 560,000 common shares to the various shareholder of the company at $0.025 per share for cash proceeds of $14,000.

On May 2018, Company issued 640,000 common shares to the various shareholder of the company at $0.025 per share for cash proceeds of $16,000.

On June 2018, Company issued 1,000,000 common shares to the various shareholder of the company at $0.025 per share for cash proceeds of $25,000.

There were 4,500,000 and 2,300,000 shares of common stock issued and outstanding as of June 30, 2018 and 2017 respectively.

NOTE D – RELATED PARTY TRANSACTIONS

On June 2017, Company issued 1,150,000 Common Shares to the director of the company at $0.008 per share for cash proceeds of $9,200. (Refer Note C)

On June 2017, Company issued 1,150,000 Common Shares to the secretary of the company at $0.008 per shares for cash proceeds of $9,200. (Refer Note C)

The Company received loans from Aamar Omar, Director of the Company towards various operating expenses. During the year ended June 30, 2018, the Company received a loan totaling $5,000 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand.

As of June 30, 2018 and 2017, $5,000 and $0 respectively was due to Aamar Omar, Director of the Company.

NOTE E – TRUST ACCOUNT

Trust account (cash equivalent) is held by a law firm which provides periodic statement and pay the bills on behalf of Sigmarenopro. Law firm charges fees for managing the trust account

NOTE F – PREPAID EXPENSES

On November 02, 2017, Company paid $7,900 to Ruthy Navon towards SEC filing charges and Accounts book-keeping charges for the period of services from October 15, 2017 to October 15, 2018.

During the year ended June 30, 2018, prepaid expenses were reduced by $5,606 which resulted in the prepaid balance of $2,294.

Prepaid expenses as of June 30, 2018 and June 30, 2017 is $2,294 and $0 respectively.

NOTE E – INCOME TAXES

For the year ended June 30, 2018, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $24,406 at June 30, 2018 and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 34% to the net loss before provision for income taxes as follows:

	For the year ended June 30, 2018	From Jun 16, 2017 (inception) to June 30, 2017

Income tax expense (benefit) at statutory rate	(5,069)	(92)
Change in valuation allowance	5,069	92
Income tax expense	—	—

Net deferred tax assets consist of the following components as of June 30, 2018:

	June 30, 2018	June 30, 2017
Gross deferred tax asset	5,125	92
Valuation allowance	(5,125)	(92)
Net deferred tax asset	—	—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $24,406 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of June 30, 2018..

NOTE G – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after June 30, 2018 through the date of this filing. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the year ended June 30, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company.

 Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2018 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended June 30, 2018 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The Company’s internal control over financial reporting includes those policies and procedures that:  i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are made only in accordance with authorizations of management and directors of the Company; and iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material impact on the financial statements.

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures, or the Company’s internal controls over financial reporting, will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, the Company’s internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, or because the degree of compliance with the policies and procedures may deteriorate.

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2018 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management report in this annual report.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Offices and Corporate Governance

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Positions

Omar Aamar	41	President, Treasurer and director
Hosnieh Aamar	33	Secretary

Omar Aamar

Omar Aamar, has served as our President, Treasurer and a director since June 16, 2017. He also served as our Secretary from June 16, 2017 until July 25, 2017. Mr. Aamar has over 20 years’ experience in the construction and home building industry. From 1996 to 2005, Mr. Aamar worked as a form and frame contractor with Avodat Capaim, in Haifa, Israel. From 2005 until 2013, Mr. Aamar worked as a framer and carpenter with Beniaa, in Aco, Israel. From 2013 until the present time, Mr. Aamar has worked as a construction laborer, with Ha’ahim, in Hadera, Israel. Mr. Aamar’s entrepreneurial desire evidenced by his ideas which led to the establishment of our business, and his experience in the construction and homebuilding industry, led to our conclusion that Mr. Aamar should be serving as a member of our Board of Directors in light of our business and structure. Mr. Aamar is the husband of Hosnieh Aamar, our Secretary.

Hosnieh Aamar

Hosnieh Aamar has served as our Secretary since July 25, 2017. Since 2012, Ms. Aamar has worked in the marketing department of Yediot, in Hadera, Israel. From 2004 until 2012, Ms. Aamar work as a marketing analyst with Modaae, in Hadera, Israel. Ms. Aamar is the wife of Omar Aamar, our President, Treasurer and a director.

Term of office

Our directors are appointed to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board, absent an employment agreement.

Significant employees and consultants

As of the date hereof, the Company has no significant employees.

Audit Committee

We do not currently have an audit committee or a committee performing similar functions. Our Board of Directors as a whole participates in the review of financial statements and disclosure.

Code of ethics

We have not adopted a Code of Ethics.

Item 11. Executive Compensation

Currently our officer and director receives no compensation for his services during the development stage of our business operations. He is reimbursed for any out-of-pocket expenses he may incur on our behalf.

In the future, once revenue is being generated, we may approve payment of salaries for our officer and director, but currently, no such plans have been approved.  No officer or director salaries will be paid from the proceeds of this offering. We do not have any employment agreements in place with our officer and director. We also do not currently have any benefits, such as health or life insurance, available to our employee.

Stock option grants

We had no outstanding equity awards as of the end of the fiscal periods ended June 30, 2018 or through the date of filing of this prospectus.

Employment agreements

We have not entered into an employment agreement with any person. We have no plans to compensate our executive officers in the foreseeable future.

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our current president and secretary during the fiscal year:

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

Omar Aamar (1)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Hosnieh Aamar (2)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Appointed President, Treasurer and a director since June 16, 2017. Appointed Secretary on June 16, 2017 and resigned as Secretary on July 25, 2017.

(2) Appointed Secretary on July 25, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common Stock of the Company of each person who was the beneficial owner of five (5%) percent or more of the outstanding shares of the Company.

PRINCIPAL STOCKHOLDERS

5% and greater shareholders’ beneficial ownership

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Omar Aamar (3)	1,150,000	25.5%
Common Stock	Hosnieh Aamar (4)	1,150,000	25.5%

(1) The percentages below are based on 4,500,000 shares of our common stock issued and outstanding as of the date of this prospectus.

(2) c/o SigmaRenoPro Inc., Aloni Noa’kh St. 1, Kiryat Motzkin 26402, Israel.

(3) Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on June 16, 2017. Appointed Secretary on June 16, 2017 and resigned as Secretary on July 25, 2017.

(4) Appointed Vice President, Secretary and Director on July 25, 2017.

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common stock of the Company, as well as all persons as a group who were then officers and directors of the Company.

Management beneficial ownership

Title of Class	Name and Address (2)	Shares	Percent (1)

Common stock	Omar Aamar (3)	1,150,000	25.5%

Common stock	Hosnieh Aamar (4)	1,150,000	25.5%

 (1) The percentages below are based on 4,500,000 shares of our common stock issued and outstanding as of the date of this prospectus.

 (2) c/o SigmaRenoPro Inc., Aloni Noa’kh St. 1, Kiryat Motzkin 26402, Israel.

(3) Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on June 16, 2017. Appointed Secretary on June 16, 2017 and resigned as Secretary on July 25, 2017.

(4) Appointed Vice President, Secretary and Director on July 25, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On May 23, 2017, we offered and sold 1,150,000 shares of common stock to Omar Aamar, our President, Treasurer and a director, at a purchase price of $0.008 per share, for aggregate consideration of $9,200.

On May 23, 2017, we offered and sold 1,150,000 shares of common stock to Hosnieh Aamar, who became our Secretary on July 25, 2017, at a purchase price of $0.008 per share, for aggregate consideration of $9,200.

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended June 30, 2018 and the period from Jun 16, 2017 (inception) to June 30, 2017 were as follows:

	June 30, 2018	June 30, 2017
Audit Fees and Audit Related Fees:
- Michael Gillespie & Associates, PLLC	$6,250	$—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$6,250	$—

In the above table, "audit fees" are fees billed by our Company's external auditor for services provided in auditing our Company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements.

"Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.

"All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit 31.1	-	Certification of Chief Executive Officer of Sigmarenopro, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification of Chief Financial Officer of Sigmarenopro, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification of Chief Executive Officer of Sigmarenopro, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
Exhibit 32.2	-	Certification of Chief Finance Officer of Sigmarenopro, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sigmarenopro, Inc.

By: /s/ Omar Aamar	Date: February 7, 2018
Omar Aamar,
President and Treasurer
Chief Executive Officer Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Omar Aamar Omar Aamar	President and Treasurer Chief Executive Officer Chief Financial Officer	February 7, 2018

