Form 10-Q
period 2018-09-30
SigmaRenoPro, Inc.
filed 2019-03-06
CIK 1714367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  333-221302

SIGMARENOPRO INC.

(Exact name of registrant as specified in its charter)

Nevada	2821	38-4045138
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

SigmaRenoPro, Inc. Aloni Noa’kh St. 1 Kiryat Motzkin 26402 Israel +972 03-6860331
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as March 5, 2019 is 4,500,000 shares.

1

SIGMARENOPRO INC.

2

SIGMARENOPRO INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

3

BALANCE SHEETS

	September 30,	June 30,
	2018	2018
	(Unaudited)
ASSETS
Current assets
Cash held in trust	$48,450	$51,700
Prepaid expenses	303	2,294

Total current assets	48,753	53,994

Total assets	$48,753	53,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Due to related parties	5,000	5,000

Total current liabilities	5,000	5,000

Commitments and contingencies

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	4,500	4,500
Additional paid-in capital	68,900	68,900
Accumulated deficit	(29,647)	(24,406)

Total stockholders’ equity	43,753	48,994

Total liabilities and stockholders’ equity	$48,753	53,994

The accompanying notes are an integral part of these financial statements.

F4

Sigmarenopro, Inc
STATEMENTS OF OPERATIONS

	For the three months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)

Revenue	$—	$—

Expenses
General and administrative expense	—	680
Professional fees	5,241	6,750

Total expenses	5,241	7,430

Net (loss)	$(5,241)	$(7,430)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	4,500,000	2,300,000

The accompanying notes are an integral part of these financial statements.

F5

Sigmarenopro, Inc
STATEMENTS OF STOCKHOLDERS' DEFICIT

	For the three months ended September 30, 2018 (Unaudited)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2018	4,500,000	4,500	68,900	(24,406)	48,994

Net loss for the three months ended September 30, 2018	—	—	—	(5,241)	(5,241)

Balance at September 30, 2018	4,500,000	4,500	68,900	(29,647)	43,753

	For the three months ended September 30, 2017 (Unaudited)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2017	2,300,000	2,300	16,100	(270)	18,130

Net loss for the three months ended September 30, 2017	—	—	—	(7,430)	(7,430)

Balance at September 30, 2017	2,300,000	2,300	16,100	(7,700)	10,700

The accompanying notes are an integral part of these financial statements.

F6

Sigmarenopro, Inc
STATEMENT OF CASH FLOWS

	For the three months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)

Cash flow from operating activities
Net loss	$(5,241)	$(7,430)

Changes in Operating Assets and Liabilities:
(Increase) Decrease in prepaid expenses	1,991	—
Increase (Decrease) in accounts payable	—	40
Net cash used in operating activities	$(3,250)	$(7,390)

Cash flows from investing activities	$—	$—

Cash flows from financing activities	$—	$—

Net increase/(decrease) in cash	(3,250)	(7,390)

Cash at beginning of period	51,700	18,385

Cash at end of period	$48,450	$10,995

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

F7

SIGMARENOPRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of September 30, 2018 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended June 30, 2018.In the opinion of our management, all adjustments, necessary in order for the financial statements to be not misleading have been reflected here in.

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

F8

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

F9

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

As of September 30, 2018, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Four Million Five Hundred and Thousand (4,500,000) shares of common stock were issued and outstanding as of September 30, 2018.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

F10

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

There were 4,500,000 and 4,500,000 shares of common stock issued and outstanding as of September 30, 2018 and June 30, 2018 respectively.

F11

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

As of September 30, 2018 and June 30, 2018, $5,000 and $5,000 respectively was due to Aamar Omar, Director of the Company.

NOTE E – TRUST ACCOUNT

Trust account (cash equivalent) is held by a law firm which provides periodic statement and pay the bills on behalf of Sigmarenopro. Law firm charges fees for managing the trust account

NOTE F – PREPAID EXPENSES

During the three months period ended September 30, 2018, prepaid expenses were reduced by $1,991 which resulted in the prepaid closing balance of $303.

Prepaid expenses as of September 30, 2018 and June 30, 2018 is $303 and $2,294 respectively.

NOTE G – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after September 30, 2018 through March 2, 2019. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended September 30, 2018.

F12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This quarterly report on Form 10-Q contains “forward-looking statements” relating to the registrant which represent the registrant’s current expectations or beliefs, including statements concerning registrant’s operations, performance, financial condition and growth.  For this purpose, any statement contained in this quarterly report on Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Plan of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

Lack of Revenues

We have limited operational history. For the three months ended September 30, 2018 and 2017 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2018 and 2017 were $5,241 and $7,430 respectively. Operating expenses consisted of professional fees of 5,241 for the three months ended September 30, 2018. Operating expenses consisted of professional fees of $6,750 and general and administrative expenses of $680 for the three months ended September 30, 2017.

Net Loss

During the three months ended September 30, 2018 and 2017 the Company recognized net losses of $5,241 and $7,430.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

At September 30, 2018 and June 30, 2018, we had total assets of $48,753 and $53,994 respectively consisting of cash held in trust and prepaid expenses.

At September 30, 2018 and June 30, 2018, our total liabilities were $5,000 and $5,000, respectively consisting of due to related parties.

Cash flows from operating activities

Net cash flows used in operating activities for the three month periods ended September 30, 2018 and 2017 was $(3,250) and $(7,390).

Cash flows from financing activities

Net cash flows provided by financing activities for the three month periods ended September 30,2018 and 2017 was $0 and $0.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the sale of products and services through our websites. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. Our auditors have expressed a going concern opinion because uncertainties raise doubts about the Issuers ability to continue as a going concern.

 Cash Requirements

We intend to provide funding for our activities, if any, through a combination of the private placement of the company’s equity securities and the public sales of equity securities.

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

Business Overview

Since its inception, the Company derived no revenues and no income from such business and as result as of September 30, 2018, had an accumulated deficit of $29,647.

There is no current public market for our securities. As our stock is not publicly traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid.

At the present time, we are classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act. As such, all restricted securities presently held by the affiliates of our company may not be resold in reliance on Rule 144 until: (1) we file Form 10 information with the Securities and Exchange Commission (“SEC”) when we cease to be a “shell company”; (2) we have filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time we file the current Form 10 type information with the SEC reflecting our status as an entity that is not a shell company.

Bankruptcy Or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding involving the Company.

Number Of Total Employees And Number Of Full Time Employees

Omar Aamar, our sole officer and director, is our only employee, and he currently works full time on Company matters.

Once the offering is complete we will hire additional staff if we generate enough revenue to support the expense. The number of additional staff will depend upon our growth.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of September 30, 2018, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2018, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of September 30, 2018, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended September 30, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

SigmaRenoPro is not involved in any litigation or any material legal proceeding.  No Officer or Director is involved in any litigation or any material legal proceeding.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit 31.1	-	Certification of Chief Executive Officer of Sigmarenopro, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification of Chief Financial Officer of Sigmarenopro, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification of Chief Executive Officer of Sigmarenopro, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
Exhibit 32.2	-	Certification of Chief Executive Officer of Sigmarenopro, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sigmarenopro, Inc.

By: /s/ Omar Aamar	Date: March 5, 2019
Omar Aamar,
President and Treasurer
Chief Executive Officer Chief Financial Officer

