Form 10-Q
period 2018-12-31
SigmaRenoPro, Inc.
filed 2019-03-18
CIK 1714367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as March 13, 2019 is 4,500,000 shares.

1

SIGMARENOPRO INC.

2

SIGMARENOPRO INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Sigmarenopro, Inc
BALANCE SHEETS

	December 31,	June 30,
	2018	2018
	(Unaudited)
ASSETS
Current assets
Cash held in trust	$48,450	$51,700
Prepaid expenses	—	2,294

Total current assets	48,450	53,994

Total assets	$48,450	53,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Due to related parties	5,000	5,000

Total current liabilities	5,000	5,000

Commitments and contingencies

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	4,500	4,500
Additional paid-in capital	68,900	68,900
Accumulated deficit	(29,950)	(24,406)

Total stockholders’ equity	43,450	48,994

Total liabilities and stockholders’ equity	$48,450	53,994

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
STATEMENTS OF OPERATIONS

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—	$—

Expenses
General and administrative expense	—	45	—	725
Professional fees	303	1,785	5,544	8,535

Total expenses	303	1,830	5,544	9,260

Net (loss)	$(303)	$(1,830)	$(5,544)	$(9,260)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	4,500,000	2,300,000	4,500,000	2,300,000

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc

STATEMENTS OF STOCKHOLDERS' DEFICIT

	For the three months ended December 31, 2018 (Unaudited)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2018	4,500,000	$4,500	$68,900	$(29,647)	$43,753

Net loss for the three months ended December 31, 2018	—	—	—	(303)	(303)

Balance at December 31, 2018	4,500,000	$4,500	$68,900	$(29,950)	$43,450

	For the three months ended December 31, 2017 (Unaudited)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2017	2,300,000	$2,300	$16,100	$(7,700)	$10,700

Net loss for the three months ended December 31, 2017	—	—	—	(1,830)	(1,830)

Balance at December 31, 2017	2,300,000	$$2,300	$16,100	$(9,530)	$8,870

	For the six months ended December 31, 2018 (Unaudited)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2018	4,500,000	$4,500	$68,900	$(24,406)	#48,994

Net loss for the six months ended December 31, 2018	—	—	—	(5,544)	(5,544)

Balance at December 31, 2018	4,500,000	$4,500	$68,900	$(29,950)	$43,450

	For the six months ended December 31, 2017 (Unaudited)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2017	2,300,000	$2,300	$16,100	$(270)	$18,130

Net loss for the six months ended December 31, 2017	—	—	—	(9,260)	(9,260)

Balance at December 31, 2017	2,300,000	$2,300	$16,100	$(9,530)	$8,870

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
STATEMENT OF CASH FLOWS

	For the six months ended December 31,
	2018	2017
	(Unaudited)	(Unaudited)

Cash flow from operating activities
Net loss	$(5,544)	$(9,260)

Changes in Operating Assets and Liabilities:
(Increase) Decrease in prepaid expenses	2,294	(6,212)
Increase (Decrease) in accounts payable	—	(255)
Net cash used in operating activities	$(3,250)	$(15,727)

Cash flows from investing activities	$—	$—

Cash flows from financing activities	$—	$—

Net increase/(decrease) in cash	(3,250)	(15,727)

Cash at beginning of period	51,700	18,385

Cash at end of period	$48,450	$2,658

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

SIGMARENOPRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of December 31, 2018 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended June 30, 2018.In the opinion of our management, all adjustments, necessary in order for the financial statements to be not misleading have been reflected here in.

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

As of December 31, 2018, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Four Million Five Hundred and Thousand (4,500,000) shares of common stock were issued and outstanding as of December 31, 2018.

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

There were 4,500,000 and 4,500,000 shares of common stock issued and outstanding as of December 31, 2018 and June 30, 2018 respectively.

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

As of December 31, 2018 and June 30, 2018, $5,000 and $5,000 respectively was due to Aamar Omar, Director of the Company.

NOTE E – TRUST ACCOUNT

Trust account (cash equivalent) is held by a law firm which provides periodic statement and pay the bills on behalf of Sigmarenopro. Law firm charges fees for managing the trust account

NOTE F – PREPAID EXPENSES

During the six months period ended December 31, 2018, prepaid expenses were reduced by $2,294 which resulted in the prepaid closing balance of $0.

Prepaid expenses as of December 31, 2018 and June 30, 2018 is $0 and $2,294 respectively.

NOTE G – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after December 31, 2018 through March 13, 2019. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended December 31, 2018.

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

Plan of Operations

Comparison of the Three Months Ended December 31, 2018 and 2017

Lack of Revenues

We have limited operational history. For the three months ended December 31, 2018 and 2017 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended December 31, 2018 and 2017 were $303 and $1,830 respectively. Operating expenses consisted of professional fees of $303 for the three months ended December 31, 2018. Operating expenses consisted of professional fees of $1,785 and general and administrative expenses of $45 for the three months ended December 31, 2017.

Net Loss

During the three months ended December 31, 2018 and 2017 the Company recognized net losses of $303 and $1,830.

Comparison of the Six Months Ended December 31, 2018 and 2017

Lack of Revenues

We have limited operational history. For the six months ended December 31, 2018 and 2017 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the six months ended December 31, 2018 and 2017 were $5,544 and $9,260 respectively. Operating expenses consisted of professional fees of $5,544 for the six months ended December 31, 2018. Operating expenses consisted of professional fees of $8,535 and general and administrative expenses of $725 for the six months ended December 31, 2017.

Net Loss

During the six months ended December 31, 2018 and 2017 the Company recognized net losses of $5,544 and $9,260.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

At December 31, 2018 and June 30, 2018, we had total assets of $48,450 and $53,994 respectively consisting of cash held in trust and prepaid expenses.

At December 31, 2018 and June 30, 2018, our total liabilities were $5,000 and $5,000, respectively consisting of due to related parties.

Cash flows from operating activities

Net cash flows used in operating activities for the six month periods ended December 31, 2018 and 2017 was $(3,250) and $(15,727).

Cash flows from financing activities

Net cash flows provided by financing activities for the six month periods ended December 31,2018 and 2017 was $0 and $0.

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

Business Overview

Since its inception, the Company derived no revenues and no income from such business and as result as of December 31, 2018, had an accumulated deficit of $29,950.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of December 31, 2018, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2018, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the second quarter ended December 31, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Sigmarenopro, Inc.

By: /s/ Omar Aamar	Date: March 13, 2019
Omar Aamar,
President and Treasurer
Chief Executive Officer Chief Financial Officer

