Form 10-K
period 2019-06-30
SigmaRenoPro, Inc.
filed 2019-08-30
CIK 1714367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-221302

SIGMARENOPRO INC.

(Exact name of registrant as specified in its charter)

Nevada	2821	38-4045138
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

SigmaRenoPro, Inc. Aloni Noa’kh St. 1 Kiryat Motzkin 26402 Israel +972 03-6860331
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Tile of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

[ ]  YES    [x]   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] Emerging growth company [ ]	Smaller reporting company [x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 22, 2019 is 4,500,000 shares.

1

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

We are a development stage company and currently have no revenues or significant assets. At June 30, 2019, our assets were $19,661 and our liabilities were $5,000. Our net loss for the period of inception on June 16, 2017 to June 30, 2019, was $58,739.

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

Our audited financial statements for the year ended June 30, 2019 were prepared assuming that we will continue our operations as a going concern. We were incorporated on June 16, 2017 and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The proceeds of this offering, if any, may not be sufficient to fund planned operations and may not even cover the costs of the offering and you may lose your entire investment.

We are offering a maximum of 4,500,000 shares of our common stock at $0.025 per share, however there is no minimum to our offering. Funds we raise in this offering, if any, may not be sufficient to fund our planned operations and may not even cover the costs of this offering. If we are not able to raise any funds in this offering, our company will be in a worse financial position then prior to commencement of the offering as we will still incur the costs of this offering. If we do not raise sufficient funds in this offering to fund our operations or even cover the costs of this offering, you may lose your entire investment.

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

Item 1B. Unresolved Staff Comments.

As of June 30, 2019, there are no unresolved Staff Comments

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in June 2019 and 2018.

Comparison of the Years Ended June 30, 2019 and 2018

Lack of Revenues

We have limited operational history. During the year ended June 30, 2019 and 2018 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended June 30, 2019 and 2018 were $34,333 and $24,136 respectively. Operating expenses for the year ended June 30, 2019 consisted of professional fees of $33,338 and general and administrative expense $995. Operating expenses for the year ended June 30, 2018 consisted of professional fees of $21,954 and general and administrative expense $2,182.

Net Loss

During the year ended June 30, 2019 and 2018 the Company recognized net losses of $34, 333 and $24,136.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At June 30, 2019 and 2018, we had total assets of $19,661 and $53,994 respectively.

At June 30, 2019 and 2018, our total liabilities were $5,000 and $5,000 respectively consisting primarily of accounts payable and shareholder loans.

Cash flows from operating activities

Net cash used in operating activities was ($34,333) for the year ended June 30, 2019 and ($26,685) for the year ended June 30, 2018.

Cash flows from financing activities

Net cash provided by financing activities was $NIL for the year ended June 30, 2019 and $60,000 for the year ended June 30, 2018.

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

JUNE 30, 2019

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sigmarenopro, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sigmarenopro, Inc. as of June 30, 2019 and 2018 and the related statements of operations, changes in stockholders’ equity, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods ended June 30, 2019 and 2018. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018 and the results of its operations and its cash flows for the periods ended June 30, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

August 22, 2019

Sigmarenopro, Inc
BALANCE SHEETS

	June 30,	June 30,
	2019	2018
ASSETS
Current assets
Cash held in trust	$17,367	$51,700
Prepaid expenses	2,294	2,294

Total current assets	19,661	53,994

Total assets	$19,661	53,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Due to related parties	5,000	5,000

Total current liabilities	5,000	5,000

Commitments and contingencies

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding as of June 30, 2019 and 2018, respectively	4,500	4,500
Additional paid-in capital	68,900	68,900
Accumulated deficit	(58,739)	(24,406)

Total stockholders’ equity	14,661	48,994

Total liabilities and stockholders’ equity	$19,661	53,994

The accompanying notes are an integral part of these financial statements.

F-2

Sigmarenopro, Inc
STATEMENTS OF OPERATIONS

	For the years ended June 30,
	2019	2018

Revenue	$—	$—

Expenses
General and administrative expense	995	2,182
Professional fees	33,338	21,954

Total expenses	34,333	24,136

Net (loss)	$(34,333)	$(24,136)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	4,500,000	2,537,918

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
STATEMENTS OF STOCKHOLDERS' DEFICIT

	For the years ended June 30, 2019 and 2018
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2017	2,300,000	$2,300	$16,100	$(270)	$18,130

Common stock issued for cash	2,200,000	2,200	52,800	—	55,000
Net loss for the year ended June 30, 2018	—	—	—	(24,136)	(24,136)

Balance at June 30, 2018	4,500,000	$4,500	$68,900	$(24,406)	$48,994

Net loss for the year ended June 30, 2019	—	—	—	(34,333)	(34,333)

Balance at June 30, 2019	4,500,000	$4,500	$68,900	$(58,739)	$14,661

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
STATEMENT OF CASH FLOWS

	For the years ended June 30,
	2019	2018

Cash flow from operating activities
Net loss	$(34,333)	$(24,136)

Changes in Operating Assets and Liabilities:
(Increase) Decrease in prepaid expenses	—	(2,294)
Increase (Decrease) in accounts payable	—	(255)
Net cash used in operating activities	$(34,333)	$(26,685)

Cash flows from investing activities	$—	$—

Cash flow from financing activities
Proceeds from related party debt	—	5,000
Proceeds from issuance of common stock	—	55,000
Cash flows from financing activities	$—	$60,000

Net increase/(decrease) in cash	(34,333)	33,315

Cash at beginning of period	51,700	18,385

Cash at end of period	$17,367	$51,700

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

SIGMARENOPRO, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at June 30, 2019 and for the related periods presented.

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

As of June 30, 2019, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Four Million Five Hundred and Thousand (4,500,000) shares of common stock were issued and outstanding as of June 30, 2019.

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

There were 4,500,000 and 4,500,000 shares of common stock issued and outstanding as of June 30, 2019 and 2018 respectively.

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

As of June 30, 2019 and 2018, $5,000 and $5,000 respectively was due to Aamar Omar, Director of the Company.

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

During the year ended June 30, 2019, prepaid expenses were reduced by $5,606 which resulted in the prepaid closing balance of $2,294.

Prepaid expenses as of June 30, 2019 and 2018 is $2,294 and $2,294 respectively.

NOTE E – INCOME TAXES

For the year ended June 30, 2019, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $58,739 at June 30, 2019 and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the years ended June 30, 2019	For the years ended June 30, 2018

Income tax expense (benefit) at statutory rate	(7,210)	(5,069)
Change in valuation allowance	7,210	5,069
Income tax expense	—	—

Net deferred tax assets consist of the following components as of June 30, 2019:

	June 30, 2019	June 30, 2018
Gross deferred tax asset	12,335	5,125
Valuation allowance	(12,335)	(5,125)
Net deferred tax asset	—	—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $58,739 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of June 30, 2019..

NOTE G – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after June 30, 2019 through August 22, 2019. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended June 30, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company.

 Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2019 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended June 30, 2019 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2019 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

Stock option grants

We had no outstanding equity awards as of the end of the fiscal periods ended June 30, 2019 or through the date of filing of this prospectus.

Employment agreements

We have not entered into an employment agreement with any person. We have no plans to compensate our executive officers in the foreseeable future.

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our current president and secretary during the fiscal year:

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

Omar Aamar (1)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Hosnieh Aamar (2)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended June 30, 2019 and 2018 were as follows:

	June 30, 2019	June 30, 2018
Audit Fees and Audit Related Fees:
- Michael Gillespie & Associates, PLLC	$8,800	$6,250
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$8,800	$6,250

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

   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sigmarenopro, Inc.
Date: August 28, 2019	By: /s/ Omar Aamar
Omar Aamar, President and Treasurer, Chief Executive Officer , Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Omar Aamar	Chief Executive Officer Chief Financial Officer	August 28, 2019

