Form 10-Q
period 2019-09-30
SigmaRenoPro, Inc.
filed 2019-11-08
CIK 1714367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as November 6, 2019 is 4,500,000 shares.

1

SIGMARENOPRO INC.

2

SIGMARENOPRO INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

3

Sigmarenopro, Inc
BALANCE SHEETS

	September 30,	June 30,
	2019	2019
ASSETS
Current assets
Cash held in trust	$13,246	$17,367
Prepaid expenses	303	2,294

Total current assets	13,549	19,661

Total assets	$13,549	19,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Due to related parties	5,000	5,000

Total current liabilities	5,000	5,000

Commitments and contingencies

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	4,500	4,500
Additional paid-in capital	68,900	68,900
Accumulated deficit	(64,851)	(58,739)

Total stockholders’ equity	8,549	14,661

Total liabilities and stockholders’ equity	$13,549	19,661

The accompanying notes are an integral part of these financial statements.

F-4

Sigmarenopro, Inc
STATEMENTS OF OPERATIONS

	For the three months ended September 30,
	2019	2018

Revenue	$—	$—

Expenses
Professional fees	6,112	5,241

Total expenses	6,112	5,241

Net (loss)	$(6,112)	$(5,241)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
STATEMENTS OF STOCKHOLDERS' DEFICIT

	For the three months ended September 30, 2019 and 2018
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2018	4,500,000	$4,500	$68,900	$(24,406)	$48,994

Net loss for the three months ended September 30, 2018	—	—	—	(5,241)	(5,241)

Balance at September 30, 2018	4,500,000	$4,500	$68,900	$(29,647)	$43,753

Balance at June 30, 2019	4,500,000	4,500	68,900	(58,739)	14,661

Net loss for the year ended September 30, 2019	—	—	—	(6,112)	(6,112)

Balance at September 30, 2019	4,500,000	$4,500	$68,900	$(64,851)	$8,549

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
STATEMENT OF CASH FLOWS

	For the three months ended September 30,
	2019	2018

Cash flow from operating activities
Net loss	$(6,112)	$(5,241)

Changes in Operating Assets and Liabilities:
(Increase) Decrease in prepaid expenses	1,991	1,991
Increase (Decrease) in accounts payable	—	—
Net cash used in operating activities	$(4,121)	$(3,250)

Cash flows from investing activities	$—	$—

Cash flows from financing activities	$—	$—

Net increase/(decrease) in cash	(4,121)	(3,250)

Cash at beginning of period	17,367	51,700

Cash at end of period	$13,246	$48,450

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

SIGMARENOPRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at September 30, 2019 and for the related periods presented.

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

As of September 30, 2019, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Four Million Five Hundred and Thousand (4,500,000) shares of common stock were issued and outstanding as of September 30, 2019.

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

There were 4,500,000 and 4,500,000 shares of common stock issued and outstanding as of September 30, 2019 and June 30, 2019 respectively.

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

As of September 30, 2019 and June 30, 2019, $5,000 and $5,000 respectively was due to Aamar Omar, Director of the Company.

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

During the period ended September 30, 2019, prepaid expenses were reduced by $7,597 which resulted in the prepaid closing balance of $303.

Prepaid expenses as of September 30, 2019 and June 30, 2019 is $303 and $2,294 respectively.

NOTE G – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after September 30, 2019 through November 6, 2019. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended September 30, 2019.

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

Plan of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

Lack of Revenues

We have limited operational history. For the three months ended September 30, 2019 and 2018 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2019 and 2018 were $6,112 and $5,241 respectively. Operating expenses consisted of professional fees of $6,112 for the three months ended September 30, 2019. Operating expenses consisted of professional fees of $5,241for the three months ended September 30, 2018.

Net Loss

During the three months ended September 30, 2019 and 2018 the Company recognized net losses of $6,112 and $5,241.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

At September 30, 2019 and June 30, 2019, we had total assets of $13,549 and $19,661 respectively consisting of cash held in trust and prepaid expenses.

At September 30, 2019 and June 30, 2019, our total liabilities were $5,000 and $5,000, respectively consisting of due to related parties.

Cash flows from operating activities

Net cash flows used in operating activities for the three month periods ended June 30, 2019 and 2018 was $(4,121) and $(3,250).

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

Business Overview

Since its inception, the Company derived no revenues and no income from such business and as result as of September 30, 2019, had an accumulated deficit of $64,851.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of September 30, 2019, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2019, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of September 30, 2019, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended September 30, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Sigmarenopro, Inc.

By: /s/ Omar Aamar	Date: November 8, 2019
Omar Aamar,
President and Treasurer
Chief Executive Officer Chief Financial Officer

