Form 10-Q
period 2019-12-31
SigmaRenoPro, Inc.
filed 2020-02-12
CIK 1714367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as February 07, 2020 is 4,500,000 shares.

1

SIGMARENOPRO INC.

2

SIGMARENOPRO INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

3

Sigmarenopro, Inc
BALANCE SHEETS

	December 31,	June 30,
	2019	2019
	(Unaudited)
ASSETS
Current assets
Cash held in trust	$9,996	$17,367
Prepaid expenses	—	2,294

Total current assets	9,996	19,661

Total assets	$9,996	19,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Due to related parties	5,000	5,000
Accounts Payable	100	—
	5,100	5,000
Total current liabilities

Commitments and contingencies

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	4,500	4,500
Additional paid-in capital	68,900	68,900
Accumulated deficit	(68,504)	(58,739)
	4,896	14,661
Total stockholders’ equity
	$9,996	19,661
Total liabilities and stockholders’ equity

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018

Revenue	$—	$—	$—	$—

Expenses
General and Administrative Exp	45	—	45	—
Professional fees	3,403	303	9,515	5,544
Share transfer agent fee	205	—	205	—

Total expenses	3,653	303	9,765	5,544

Net (loss)	$(3,653)	$(303)	$(9,765)	$(5,544)

Basic and diluted loss per common share	$(0.001)	$(0.0001)	$(0.002)	$(0.0012)

Weighted average number of common shares outstanding - basic and diluted	4,500,000	4,500,000	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three months ended December 31, 2018 (Unaudited)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2018	4,500,000	$4,500	$68,900	$(29,647)	$43,753

Net loss for the three months ended December 31, 2018	—	—	—	(303)	(303)

Balance at December 31, 2018	4,500,000	$4,500	$68,900	$(29,950)	$43,450

For the six months ended December 31, 2018 (Unaudited)

Balance at June 30, 2018	4,500,000	4,500	68,900	(24,406)	48,994

Net loss for the six months ended December 31, 2018	—	—	—	(5,544)	(5,544)

Balance at December 31, 2018	4,500,000	4,500	68,900	(29,950)	43,450

For the three months ended December 31, 2019 (Unaudited)

Balance at September 30, 2019	4,500,000	4,500	68,900	(64,851)	8,549

Net loss for the three months ended December 31, 2019	—	—	—	(3,653)	(3,653)

Balance at December 31, 2019	4,500,000	$4,500	$68,900	$(68,504)	$4,896

For the six months ended December 31, 2019 (Unaudited)

Balance at June 30, 2019	4,500,000	4,500	68,900	(58,739)	14,661

Net loss for the six months ended December 31, 2019	—	—	—	(9,765)	(9,765)

Balance at December 31, 2019	4,500,000	$4,500	$68,900	$(68,504)	$4,896

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
STATEMENT OF CASH FLOWS

	For the six months ended December 31,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net loss	$(9,765)	$(5,544)

Changes in Operating Assets and Liabilities:
(Increase) Decrease in prepaid expenses	2,294	2,294
Increase (Decrease) in accounts payable	100	—
Net cash used in operating activities	$(7,371)	$(3,250)

Cash flows from investing activities	$—	$—

Cash flows from financing activities	$—	$—

Net increase/(decrease) in cash	(7,371)	(3,250)

Cash at beginning of period	17,367	51,700

Cash at end of period	$9,996	$48,450

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

SIGMARENOPRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2019

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at December 31, 2019 and for the related periods presented.

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

As of December 31, 2019, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Four Million Five Hundred and Thousand (4,500,000) shares of common stock were issued and outstanding as of December 31, 2019.

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

There were 4,500,000 and 4,500,000 shares of common stock issued and outstanding as of December 31, 2019 and June 30, 2019 respectively.

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

As of December 31, 2019 and June 30, 2019, $5,000 and $5,000 respectively was due to Aamar Omar, Director of the Company.

NOTE E – ACCOUNTS PAYABLE

On October 07, 2019, the company incurred $100 towards stock agent transfer fee..

As of December 31,2019, and June 30, 2019 $100 and $0 was outstanding towards accounts payable

NOTE F – TRUST ACCOUNT

Trust account (cash equivalent) is held by a law firm which provides periodic statement and pay the bills on behalf of Sigmarenopro. Law firm charges fees for managing the trust account

NOTE G – PREPAID EXPENSES

On January 29, 2019, Company paid $7,900 to Ruthy Navon towards SEC filing charges and Accounts book-keeping charges for the period of services from October 15, 2018 to October 15, 2019.

During the period ended December 31, 2019, prepaid expenses were reduced by $7,900 which resulted in the prepaid closing balance of $0.

Prepaid expenses as of December 31, 2019 and June 30, 2019 is $0 and $2,294 respectively.

NOTE H – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after December 31, 2019 through February 07, 2020. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended December 31, 2019.

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

Plan of Operations

Comparison of the Three Months Ended December 31, 2019 and 2018

Lack of Revenues

We have limited operational history. For the three months ended December 31, 2019 and 2018 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended December 31, 2019 and 2018 were $3,653 and $303 respectively. Operating expenses consisted of professional fees of $3,403, general and administrative expenses of $45 and share transfer agent fee of $205 for the three months ended December 31, 2019. Operating expenses consisted of professional fees of $303 for the three months ended December 31, 2018.

Net Loss

During the three months ended December 31, 2019 and 2018 the Company recognized net losses of $3653 and $303.

Comparison of the Six Months Ended December 31, 2019 and 2018

Lack of Revenues

We have limited operational history. For the six months ended December 31, 2019 and 2018 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the six months ended December 31, 2019 and 2018 were $9,765 and $5,544 respectively. Operating expenses consisted of professional fees of $9,515, general and administrative expenses of $45 and share transfer agent fee of $205 for the six months ended December 31, 2019. Operating expenses consisted of professional fees of $5,544 for the six months ended December 31, 2018.

Net Loss

During the three months ended December 31, 2019 and 2018 the Company recognized net losses of $9,765 and $5,544.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

At December 31, 2019 and June 30, 2019, we had total assets of $9,996 and $19,661 respectively consisting of cash held in trust and prepaid expenses.

At December 31, 2019 and June 30, 2019, our total liabilities were $5,000 and $5,000, respectively consisting of due to related parties.

Cash flows from operating activities

Net cash flows used in operating activities for the six-month periods ended December 31, 2019 and 2018 was $(7,371) and $(3,250).

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

Business Overview

Since its inception, the Company derived no revenues and no income from such business and as result as of December 31, 2019, had an accumulated deficit of $68504.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of December 31, 2019, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December, 2019, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended December 31, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Sigmarenopro, Inc.

By: /s/ Omar Aamar	Date: February 12, 2020
Omar Aamar,
President and Treasurer
Chief Executive Officer Chief Financial Officer

