Form 10-Q
period 2020-03-31
SigmaRenoPro, Inc.
filed 2020-05-15
CIK 1714367

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No []

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as May 13, 2020 is 4,500,000 shares.

SIGMARENOPRO INC.

SIGMARENOPRO INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Sigmarenopro, Inc
BALANCE SHEETS

	March 31,	June 30,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash held in trust	$4,585	$17,367
Prepaid expenses	1,000	2,294

Total current assets	5,585	19,661

Total assets	$5,585	19,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Due to related parties	5,000	5,000
Accounts Payable	3,616	—
Total current liabilities	8,616	5,000

Commitments and contingencies

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	4,500	4,500
Additional paid-in capital	68,900	68,900
Accumulated deficit	(76,431)	(58,739)
Total stockholders’ equity (deficit)	(3,031)	14,661

Total liabilities and stockholders’ equity	$5,585	19,661

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019

Revenue	$—	$—	$—	$—

Expenses
General and Administrative Exp	30	135	75	135
Professional fees	7,697	20,336	17,212	25,880
Share transfer agent fee	200	—	405	—

Total expenses	7,927	20,471	17,692	26,015

Net (loss)	$(7,927)	$(20,471)	$(17,692)	$(26,015)

Basic and diluted loss per common share	$(0.002)	$(0.0045)	$(0.004)	$(0.0058)

Weighted average number of common shares outstanding - basic and diluted	4,500,000	4,500,000	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
STATEMENTS OF STOCKHOLDERS' DEFICIT

	For the three months ended March 31, 2019 (Unaudited)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	4,500,000	$4,500	$68,900	$(29,950)	$43,450

Net loss for the three months ended March 31, 2019	—	—	—	(20,471)	(20,471)

Balance at March 31, 2019	4,500,000	$4,500	$68,900	$(50,421)	$22,979

	For the nine months ended March 31, 2019 (Unaudited)

Balance at June 30, 2018	4,500,000	4,500	68,900	(24,406)	48,994

Net loss for the nine months ended March 31, 2019	—	—	—	(26,015)	(26,015)

Balance at March 31, 2019	4,500,000	4,500	68,900	(50,421)	22,979

	For the three months ended March 31, 2020 (Unaudited)

Balance at December 31, 2019	4,500,000	4,500	68,900	(68,504)	4,896

Net loss for the three months ended March 31, 2020	—	—	—	(7,927)	(7,927)

Balance at March 31, 2020	4,500,000	$4,500	$68,900	$(76,431)	$(3,031)

	For the nine months ended March 31, 2020 (Unaudited)

Balance at June 30, 2019	4,500,000	4,500	68,900	(58,739)	14,661

Net loss for the nine months ended March 31, 2020	—	—	—	(17,692)	(17,692)

Balance at March 31, 2020	4,500,000	$4,500	$68,900	$(76,431)	$(3,031)

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
STATEMENT OF CASH FLOWS (Unaudited)

	For the nine months ended March 31,
	2020	2019

Cash flow from operating activities
Net loss	$(17,692)	$(26,015)

Changes in Operating Assets and Liabilities:
(Increase) Decrease in prepaid expenses	1,294	(1,970)
Increase (Decrease) in accounts payable	3,616	—
Net cash used in operating activities	$(12,782)	$(27,985)

Cash flows from investing activities	$—	$—

Cash flows from financing activities	$—	$—

Net increase/(decrease) in cash	(12,782)	(27,985)

Cash at beginning of period	17,367	51,700

Cash at end of period	$4,585	$23,715

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

SIGMARENOPRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2020

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at March 31, 2020 and for the related periods presented.

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

As of March 31, 2020, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Four Million Five Hundred and Thousand (4,500,000) shares of common stock were issued and outstanding as of March 31, 2020.

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

There were 4,500,000 and 4,500,000 shares of common stock issued and outstanding as of March 31, 2020 and June 30, 2019 respectively.

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

As of March 31,2020 and June 30, 2019, $5,000 and $5,000 respectively was due to Aamar Omar, Director of the Company.

NOTE E – TRUST ACCOUNT

Trust account (cash equivalent) is held by a law firm which provides periodic statement and pay the bills on behalf of Sigmarenopro. Law firm charges fees for managing the trust account

NOTE F – PREPAID EXPENSES

Prepaid expenses consist of $1,000 for share transfer fee expenses paid to Globex.

Prepaid expenses as of March 31, 2020 and June 30, 2019 is $1,000 and $2,294 respectively.

NOTE G – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after March 31, 2020 through May 13, 2020. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended March 31, 2020.

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

We plan to provide a U.S.-based service matching homeowners that have renovation projects with professionally-skilled contractors, initially concentrating our efforts on the four consumer regions of the United States of, New York, New York; Los Angeles, California; Chicago Illinois; and Houston Texas. Our customized match making service helps homeowners converge with professional contractors. We plan to create a collection of articles intended to help homeowners with home project information, including:

•                     How to outline project requirements;

•                     How to select the right contractor;

•                     How to interview contractors;

•                     How to draw up a project contract; and

•                     How to settle disputes with contractors

Our service is deigned to be free for all homeowners to use and post their projects. We plan to build a network of professionally- skilled contractors who provide a broad array of construction and renovation services for everything from changing light fixtures to complete kitchen renovation, and from housecleaning services to new construction.

Plan of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Lack of Revenues

We have limited operational history. For the three months ended March 31, 2020 and 2019 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2020 and 2019 were $7,927 and $20,471 respectively. Operating expenses consisted of professional fees of $7,697, general and administrative expenses of $30 and share transfer agent fees of $200 for the three months ended March 31, 2020. Operating expenses consisted of professional fees of $20,336, general and administrative expenses of $135 for the three months ended March 31, 2019.

Net Loss

During the three months ended March 31, 2020 and 2019 the Company recognized net losses of $7,927 and $20,471.

Comparison of the Nine Months Ended March 31, 2020 and 2019

Lack of Revenues

We have limited operational history. For the nine months ended March 31, 2020 and 2019 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the nine months ended March 31, 2020 and 2019 were $17,692 and $26,015 respectively. Operating expenses consisted of professional fees of $17,212, general and administrative expenses of $75 and share transfer agent fee of $405 for the nine months ended March 31, 2020. Operating expenses consisted of professional fees of $25,880, general and administrative expenses of $135 for the nine months ended December 31, 2019.

Net Loss

During the nine months ended March 31, 2020 and 2019 the Company recognized net losses of $17,692 and $26,015.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

At March 31, 2020 and June 30, 2019, we had total assets of $5,585 and $19,661 respectively consisting of cash held in trust and prepaid expenses.

At March 31, 2020 and June 30, 2019, our total liabilities were $8,616 and $5,000, respectively consisting of due to related parties.

Cash flows from operating activities

Net cash flows used in operating activities for the nine-month periods ended March 31, 2020 and 2019 was $(12,782) and $(27,985).

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

Business Overview

Since its inception, the Company derived no revenues and no income from such business and as result as of March 31, 2020, had an accumulated deficit of $76,431.

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

Once the offering is complete, we will hire additional staff if we generate enough revenue to support the expense. The number of additional staff will depend upon our growth.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

As of March 31, 2020, Chief Executive Officer of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be not effective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the period March 31, 2020 covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2019 , under the framework in Internal Control-Integrated Framework (2013), and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

This quarterly report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management report in this quarterly report.

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

Sigmarenopro, Inc.

By: /s/ Omar Aamar	Date: May 14, 2020
Omar Aamar,
President and Treasurer, Chief Executive Officer , Chief Financial Officer and director (principal executive officer, principal financial officer, and principal accounting officer)