Form 10-K
period 2020-06-30
SigmaRenoPro, Inc.
filed 2021-01-20
CIK 1714367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

[x]  YES    [ ]   NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[x]  YES    [ ]   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ x] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $55,000. On January 18, 2021, there were 4,500,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

SIGMARENOPRO INC.

TABLE OF CONTENTS

PART I
ITEM 1.	Business	4
ITEM 1A.	Risk Factors	7
ITEM 1B.	Unresolved Staff Comments	7
ITEM 2.	Properties	7
ITEM 3.	Legal Proceedings	7
ITEM 4.	Safety Disclosures	7
PART II
ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
ITEM 6.	Selected Financial Data	8
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	10
ITEM 8.	Financial Statements and Supplementary Data	11
ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	12
ITEM 9A.	Controls and Procedures	12
ITEM 9B.	Other Information	13
PART III
ITEM 10.	Directors, Executive Officers, and Corporate Governance	13
ITEM 11.	Executive Compensation	14
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	15
ITEM 14.	Principal Accounting Fees and Services	15
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	16
	Signatures	17
ITEM 16.	Form 10-K Summary	16

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

PART I

Item 1. Business

Overview

SigmaRenoPro was incorporated on June 16, 2017. Our fiscal year end is June 30, and we have no subsidiaries. Our business offices are currently located at Aloni Noa’kh St. 1, Kiryat Motzkin 26402, Israel. Omar Aamar, has served as our President, Treasurer and a director since June 16, 2017. Mr. Amar’s spouse, Hosnieh Aaman, has served as our Secretary since July 25, 2017. Mr. Aamar holds 2,300,000 shares, or 51/1% of the issued and outstanding,common stock of the Company. Mr. Aamar’s business experience is in the construction and home building industry in Israel. We are focusing on matching home project owners with contractors in the United States. Mr. Aamar, however, has no knowledge of and no experience in this business in the United States. The Company is focusing its operations in the United States because the Company’s believes the barriers to operation of its business in the United States is not burdensome and the United States has a large home repair market.

During the current year we have generated $0. As of June 30, 2020, our assets were $6,404 and our liabilities were $15,723. Our net loss for the period of inception on June 16, 2017 to June 30, 2020, was $82,719.

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

Ratings& Reviews

One of the most important services we intend to offer our members is the “word of mouth” feedback from homeowners. For each project description placed at SigmaRenoPro, the homeowner be asked to submit a Ratings & Reviews survey for the service provider you selected to complete the job. We believe that providing this information will help other homeowners make their service provider selection, and that information provided by Ratings & Reviews will contribute to the online community we intend to build. We also believe that the content of our Ratings & Reviews section will help us keep track of the quality of service provided by our member contractor, thereby providing valuable information that benefits other homeowners.

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

Treatment of personal information

By inputting information into secure online forms, only the intended party is allowed to translate the encoded information. We plan to be selected to secure personal information on our serves by using SSL (secure socket layer) technology and secure server software. SSL is an industry standard for protecting web communications. The SSL security protocol provides some data encryption, server authentication and message integrity.

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

Item 1A. Risk Factors

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock have been quoted on the over-the-counter markets since November 1, 2019, on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Markets Group”), under the stock symbol “SIGP”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Markets Group. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	CLOSING BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended June 30, 2020	$0.025	$0.025
Three Months Ended March 31, 2020	$0.025	$0.025
Three Months Ended December 31, 2019	$0.025	$0.025

Holders

As of September 28, 2020, the Company had 4,500,000 shares of common stock issued and outstanding, and we had approximately 33 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

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

Plan of Operations

Our plan of operation for the following 12 months is as follows:

Months 1 To 3

During the following three months, we plan to:

Requirements & Ux Design

Our management team will work with a third-party Web development company to gather the requirements and agree on the UX (User Experience) options. Once the UX design was defined, it will be developed into a UI (User Interface) design. Once the UX & UI are complete, it will be passed on to the development team. Outcome of this phase will be a complete design for the iPhone Application. We expect that this period will require an expenditure of approximately $5000.

Months 4 to 6

Between four to six months from the date of filing of this Form 10-K, we plan to achieve the following:

A third-party Web development company will build the administrative web portal using .Net technology. The iPhone Application will be built using native objective-C code. Android Application will be built using native java code. Once the architecture has been finalized, the development of the iPhone application and the admin web portal will occur in parallel. We expect that this period will require an expenditure of approximately $10,000.

Months 7 to 12

Between seven and twelve months from the date of filing of this Form 10-K, we plan to achieve the following:

•	Correct any detected discovered defects;

•	Submission to the App Store;

•	Promote to freelancers and small sized businesses; and

•	Support multi-user.

App Store Submission: The software developer will facilitate the App Store submission process and manage approval issues. Once submitted Apple will review the application to ensure the application is reliable and is free of explicit and offensive material. We expect to be completed by the end of month 8 after defects have been fixed. Once submitted to the App Store we expect the review process to take 3-4 weeks.

Comparison of the Years Ended June 30, 2020 and 2019

Lack of Revenues

We have limited operational history. During the year ended June 30, 2020 and 2019 we have generated $0 and $0 revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the year ended June 30, 2020 and 2019 were $27,618 and $30,695 respectively. Operating expenses for the year ended June 30, 2020 consisted of professional fees of $20,432, share transfer agent fee $785 and general and administrative expense $6,401. Operating expenses for the year ended June 30, 2019 consisted of professional fees of $29,700, share transfer agent fee $0 and general and administrative expense $995.

Net Loss

During the year ended June 30, 2020 and 2019 the Company recognized net losses of $27,618 and $30,695.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At June 30, 2020 and 2019, we had total assets of $6,404 and $24,299 respectively.

At June 30, 2020 and 2019, our total liabilities were $15,723 and $6,000 respectively consisting primarily of accounts payable and subscription fees.

Cash flows from operating activities

Net cash used in operating activities was ($11,801) for the year ended June 30, 2020 and ($34,333) for the year ended June 30, 2019.

Cash flows from financing activities

Net cash provided by financing activities was $NIL for the year ended June 30, 2020 and 2019.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

SIGMARENOPRO, INC.

TABLE OF CONTENTS

JUNE 30, 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sigmarenopro, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sigmarenopro, Inc. (the "Company") as of June 30, 2020, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

January 19, 2021

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sigmarenopro, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sigmarenopro, Inc. as of June 30, 2019 (restated) and the related statements of operations, changes in stockholders’ equity, cash flows, and the related notes (collectively referred to as “financial statements”) for the period ended June 30, 2019. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 (restated) and the results of its operations and its cash flows for the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

August 22, 2019

Sigmarenopro, Inc
BALANCE SHEETS

	June 30,	June 30,
	2020	2019
	(Audited)	(Restated)
ASSETS
Current assets
Cash held in trust	$5,566	$17,367
Advances	—	4,638
Prepaid expenses	838	2,294

Total current assets	6,404	24,299

Total assets	$6,404	$24,299

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Due to related parties	$6,000	$6,000
Short term fund	4,116	—
Accounts payable	5,607	—
Total current liabilities	$15,723	$6,000

Commitments and contingencies

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding as of June 30, 2020 and June 30, 2019, respectively	$4,500	$4,500
Additional paid-in capital	68,900	68,900
Accumulated deficit	(82,719)	(55,101)
Total stockholders’ equity (deficit)	(9,319)	18,299

Total liabilities and stockholders’ equity	$6,404	$24,299

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
STATEMENTS OF OPERATIONS

	For the year ended June 30,
	2020	2019

Revenue	$—	$—

Expenses
General and Administrative Exp	$6,401	$995
Professional fees	20,432	29,700
Share transfer agent fee	785	—

Total expenses	$27,618	$30,695

Net (loss)	$(27,618)	$(30,695)

Basic and diluted loss per common share	$(0.006)	$(0.0068)

Weighted average number of common shares outstanding - basic and diluted	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
STATEMENTS OF STOCKHOLDERS' DEFICIT

For the years ended June 30, 2020 and 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2018	4,500,000	$4,500	$68,900	$(24,406)	$48,994

Net loss for the year ended June 30, 2019	—	—	—	(30,695)	(30,695)

Balance at June 30, 2019	4,500,000	$4,500	$68,900	$(55,101)	$18,299

Net loss for the year ended June 30, 2020	—	—	—	(27,618)	(27,618)

Balance at June 30, 2020	4,500,000	$4,500	$68,900	$(82,719)	$(9,319)

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
STATEMENT OF CASH FLOWS

	For the years ended June 30,
	2020	2019

Cash flow from operating activities
Net loss	$(27,618)	$(30,695)

Changes in Operating Assets and Liabilities:
Increase (Decrease) in advances	4,638	(4,638)
(Increase) Decrease in prepaid expenses	1,456	—
Increase (Decrease) in accounts payable	5,607	—
Increase (Decrease) due to related party	—	1,000
Increase (Decrease) in short term fund	4,116	—
Net cash used in operating activities	$(11,801)	$(34,333)

Cash flows from investing activities
Net cash provided by investing activities	$—	$—

Cash flows from financing activities
Net cash provided by financing activities	$—	$—

Net increase in cash, cash equivalents, and restricted cash	$(11,801)	(34,333)
Cash, cash equivalents, and restricted cash at beginning of year	17,367	51,700
Cash, cash equivalents, and restricted cash at end of year	$5,566	$17,367

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

SIGMARENOPRO, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at June 30, 2020 and for the related periods presented.

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

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

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

As of June 30, 2020, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Four Million Five Hundred and Thousand (4,500,000) shares of common stock were issued and outstanding as of June 30, 2020.

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

There were 4,500,000 and 4,500,000 shares of common stock issued and outstanding as of June 30, 2020 and 2019 respectively.

NOTE D – RELATED PARTY TRANSACTIONS

On June 2017, Company issued 1,150,000 Common Shares to the director of the company at $0.008 per share for cash proceeds of $9,200. (Refer Note C)

On June 2017, Company issued 1,150,000 Common Shares to the secretary of the company at $0.008 per shares for cash proceeds of $9,200. (Refer Note C)

The Company received loans from Aamar Omar, Director of the Company towards various operating expenses. During the year ended June 30, 2018 and 2019 the Company received a loan totaling $5,000 and $1,000 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand.

As of June 30, 2020 and 2019, $6,000 and $6,000 respectively was due to Aamar Omar, Director of the Company.

NOTE E – TRUST ACCOUNT

Trust account (cash equivalent) is held by a law firm which provides periodic statement and pay the bills on behalf of Sigmarenopro. Law firm charges fees for managing the trust account

NOTE F – PREPAID EXPENSES

Prepaid expenses for the year ending June 30, 2020 consist of $700 towards share transfer fee expenses paid to Globex, $138 towards registered agent fees and June 30, 2019 consists of $2,994 towards SEC filing charges and accounts book-keeping charges

Prepaid expenses as of June 30, 2020 and 2019 is $838 and $2,294 respectively.

NOTE G – INCOME TAXES

For the year ended June 30, 2020, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $82,719 at June 30, 2020 and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the years ended June 30, 2020	For the years ended June 30, 2019

Income tax expense (benefit) at statutory rate	(5,800)	(6,446)
Change in valuation allowance	5,800	6,446
Income tax expense	—	—

Net deferred tax assets consist of the following components as of June 30, 2020:

	June 30, 2020	June 30, 2019
Gross deferred tax asset	17,371	11,571
Valuation allowance	(17,371)	(11,571)
Net deferred tax asset	—	—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $82,719 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of June 30, 2020.

NOTE I – SHORT TERM FUND

Company engaged Mussa Dahoud, to sell services to the prospective customers and deposit the money in the company escrow account. During the three months ended June 30, 2020 total amount of $ 4,116 was deposited by him. Since Mussa Dahoud, didn’t provide the full list of prospective customer details, it’s held as short-term fund. Company will return the fund to the agent Mussa Dahoud, if he fails to provide the correct customer information.

NOTE J – RESTATEMENT

The following are previously recorded and restated balances as of June 30, 2019, for the year ended June 30,2019.

Sigmarenopro, Inc
BALANCE SHEETS

	June 30,	June 30,	June 30,
	2019	2019	2019
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
ASSETS
Current assets
Cash held in trust	$17,367	$—	$17,367
Prepaid expenses	2,294	—	2,294
Advances	—	4,638	4,638
Total current assets	19,661	4,638	24,299

Total assets	$19,661	$4,638	$24,299

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Due to related parties	$5,000	$1,000	$6,000
Total current liabilities	$5,000	$1,000	$6,000

Commitments and contingencies

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding as of June 30, 2019, respectively	$4,500	$—	$4,500
Additional paid-in capital	68,900	—	68,900
Accumulated deficit	(58,739)	3,638	(55,101)
Total stockholders’ equity (deficit)	14,661	3,638	18,299

Total liabilities and stockholders’ equity	$19,661	$4,638	$24,299

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
STATEMENTS OF OPERATIONS

	For the year ended June 30, 2019
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)

Revenue	$—	$—	$—

Expenses
General and Administrative Expenses	995	—	995
Professional fees	33,338	(3,638)	29,700

Total expenses	$34,333	$(3,638)	$30,695

Net (loss)	$(34,333)	$3,638	$(30,695)

Basic and diluted loss per common share	$(0.0076)	$0.0008	$(0.0068)

Weighted average number of common shares outstanding - basic and diluted	4,500,000	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
STATEMENT OF CASH FLOWS

	For the years ended June 30, 2019
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)

Cash flow from operating activities
Net loss	$(34,333)	$3,638	$(30,695)

Changes in Operating Assets and Liabilities:
Increase (Decrease) in advances	—	(4,638)	(4,638)
Increase (Decrease) in due to related party	—	1,000	1,000
Net cash used in operating activities	$(34,333)	$—	$(34,333)

Cash flows from investing activities
Net cash flows from investing activities	$—	$—	$—

Cash flows from financing activities
Net cash provided by financing activities	$—	$—	$—

Net increase in cash, cash equivalents, and restricted cash	$(34,333)	—	(34,333)
Cash, cash equivalents, and restricted cash at beginning of year	51,700	—	51,700
Cash, cash equivalents, and restricted cash at end of year	$17,367	$—	$17,367

Supplemental cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

NOTE K – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after June 30, 2020 through January 18, 2021. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended June 30, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

As of June 30, 2020, Chief Executive Officer of the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be not effective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended June 30, 2020 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2020 , under the framework in Internal Control-Integrated Framework (2013), and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management report in this annual report.

Item 9B. Other Information.

On September 29, 2020, Hosnieh Aamar resigned as the Company's Secretary.

Part III

Item 10. Directors, Executive Offices and Corporate Governance

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Name	Age	Positions

Omar Aamar	42	President, Secretary, Treasurer and director

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

Stock option grants

We had no outstanding equity awards as of the end of the fiscal periods ended June 30, 2020 or through the date of filing of this prospectus.

Employment agreements

We have not entered into an employment agreement with any person. We have no plans to compensate our executive officers in the foreseeable future.

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our current president and secretary during the fiscal year:

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

Omar Aamar (1)	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Hosnieh Aamar (2)	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Omar Aamar (1)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Hosnieh Aamar (2)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

 (1) Appointed President, Treasurer and a director since June 16, 2017. Appointed Secretary on June 16, 2017 and resigned as Secretary on July 25, 2017. Appointed Secretary on September 29, 2020.

(2) Appointed Secretary on July 25, 2017. Resigned Secretary on September 29, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common Stock of the Company of each person who was the beneficial owner of five (5%) percent or more of the outstanding shares of the Company.

PRINCIPAL STOCKHOLDERS

5% and greater shareholders’ beneficial ownership

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Omar Aamar (3)	2,300,000	51.1%

(1) The percentages below are based on 4,500,000 shares of our common stock issued and outstanding as of the date of this prospectus.

(2) c/o SigmaRenoPro Inc., Aloni Noa’kh St. 1, Kiryat Motzkin 26402, Israel.

(3) Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on June 16, 2017. Appointed Secretary on June 16, 2017 and resigned as Secretary on July 25, 2017. Appointed Secretary on September 29, 2020

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common stock of the Company, as well as all persons as a group who were then officers and directors of the Company.

Management beneficial ownership

Title of Class	Name and Address (2)	Shares	Percent (1)

Common stock	Omar Aamar (3)	2,300,000	51.1%

 (1) The percentages below are based on 4,500,000 shares of our common stock issued and outstanding as of the date of this prospectus.

 (2) c/o SigmaRenoPro Inc., Aloni Noa’kh St. 1, Kiryat Motzkin 26402, Israel.

(3) Appointed President and Chief Executive Officer, Treasurer and Chairman of the Board of Directors, on June 16, 2017. Appointed Secretary on June 16, 2017 and resigned as Secretary on July 25, 2017. Appointed Secretary on September 29, 2020

Item 13. Certain Relationships and Related Transactions, and Director Independence

None.

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended June 30, 2020 and 2019 were as follows:

	June 30, 2020	June 30, 2019
Audit Fees and Audit Related Fees:
- Michael Gillespie & Associates, PLLC	$7,200	$8,800
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$7,200	$8,800

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

"All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit 3.1.1		Articles of Incorporation of Registrant (1)
Exhibit 3.1.2		Bylaws of Registrant (1)
Exhibit 31.1	-	Certification of Chief Executive Officer of Sigmarenopro, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification of Chief Financial Officer of Sigmarenopro, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification of Chief Executive Officer of Sigmarenopro, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
Exhibit 32.2	-	Certification of Chief Financial Officer of Sigmarenopro, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

(1) Incorporated by reference to Registration Statement on Form S-1 (File No. 333-221302), filed with the Securities and Exchange Commission on November 2, 2017.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sigmarenopro, Inc.
Date: January 19, 2021	By: /s/ Omar Aamar
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

Signature	Title	Date
/s/ Omar Aamar Omar Aamar	President and Treasurer, Chief Executive Officer , Chief Financial Officer and director (principal executive officer, principal financial officer, and principal accounting officer)	January 19, 2021