Form 10-Q
period 2020-09-30
SigmaRenoPro, Inc.
filed 2021-02-05
CIK 1714367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as February 05, 2021 is 4,500,000 shares.

SIGMARENOPRO INC.

SIGMARENOPRO INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Sigmarenopro, Inc
Balance Sheets

	September 30,	June 30,
	2020	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash held in trust	$4,286	$5,566
Prepaid expenses	500	838
Total current assets	4,786	6,404
Total assets	$4,786	$6,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Due to related parties	$6,000	$6,000
Short term fund	4,116	4,116
Accounts payable	7,598	5,607
Total current liabilities	$17,714	$15,723

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively	$4,500	$4,500
Additional paid-in capital	68,900	68,900
Accumulated deficit	(86,328)	(82,719)
Total stockholders’ equity (deficit)	(12,928)	(9,319)

Total liabilities and stockholders’ equity	$4,786	$6,404

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
Statements of Operations
(Unaudited)
	For the three months ended September 30, 2020	For the three months ended September 30, 2019
		(Restated)

REVENUE:	$—	$—

EXPENSES:
General and Administrative Exp	68	5,259
Professional fees	3,241	5,491
Share transfer agent fee	300	—
Total expenses	$3,609	$10,750

NET LOSS	$(3,609)	$(10,750)

Net loss per common share - basic	$(0.001)	$(0.0024)
Weighted average of common shares outstanding - basic	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
Statement of Stockholders’ Deficit
(Unaudited)
For the three months ended September 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2019	4,500,000	$4,500	$68,900	$(55,101)	$18,299

Net loss for the period ended September 30, 2019	—	—	—	(10,750)	(10,750)

Balance at September 30, 2019	4,500,000	$4,500	$68,900	$(65,851)	$7,549

Sigmarenopro, Inc
Statement of Stockholders’ Deficit
(Unaudited)
For the three months ended September 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2020	4,500,000	$4,500	$68,900	$(82,719)	$(9,319)

Net loss for the period ended September 30, 2020	—	—	—	(3,609)	(3,609)

Balance at September 30, 2020	4,500,000	$4,500	$68,900	$(86,328)	$(12,928)

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
Statement of Cash Flows
(Unaudited)

	For the three months ended September 30, 2020	For the three months ended September 30, 2019
	(Unaudited)	(Restated)

Cash Flow from Operating Activities:
Net loss	$(3,609)	$(10,750)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in advances	—	4,638
(Increase) Decrease in prepaid expenses	338	1,991
Increase (Decrease) in accounts payable	1,991	—
Net cash used in operating activities	$(1,280)	$(4,121)

Cash flows from Investing Activities:
Net cash provided by investing activities	$—	$—

Cash flows from Financing Activities:
Net cash provided by financing activities	$—	$—

Net increase in cash, cash equivalents, and restricted cash	(1,280)	(4,121)
Cash, cash equivalents, and restricted cash at beginning of year	5,566	17,367
Cash, cash equivalents, and restricted cash at end of year	$4,286	$13,246

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

SIGMARENOPRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at September 30, 2020 and for the related periods presented.

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

As of September 30, 2020, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Four Million Five Hundred and Thousand (4,500,000) shares of common stock were issued and outstanding as of September 30, 2020.

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

There were 4,500,000 and 4,500,000 shares of common stock issued and outstanding as of September 30, 2020 and June 30, 2020 respectively.

NOTE D – RELATED PARTY TRANSACTIONS

On June 2017, Company issued 1,150,000 Common Shares to the director of the company at $0.008 per share for cash proceeds of $9,200. (Refer Note C)

On June 2017, Company issued 1,150,000 Common Shares to the secretary of the company at $0.008 per shares for cash proceeds of $9,200. (Refer Note C)

The Company received loans from Aamar Omar, Director of the Company towards various operating expenses. During the year ended June 30, 2018 and 2019, the Company received a loan totaling $5,000 and $1,000 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand.

As of September 30, 2020 and June 30, 2020, $6,000 and $6,000 respectively was due to Aamar Omar, Director of the Company.

NOTE E – TRUST ACCOUNT

Trust account (cash equivalent) is held by a law firm which provides periodic statement and pay the bills on behalf of Sigmarenopro. Law firm charges fees for managing the trust account

NOTE F – PREPAID EXPENSES

Prepaid expenses for the three months ending September 30, 2020 consist of $400 towards share transfer fee expenses paid to Globex, $100 towards registered agent fees and June 30, 2020 consists of $700 towards share transfer fee expenses paid to Globex, $138 towards registered agent fees.

Prepaid expenses as of September 30, 2020 and June 30, 2020 is $500 and $838 respectively.

NOTE G – SHORT TERM FUND

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

NOTE H – RESTATEMENT

The following are previously recorded and restated balances as of September 30, 2019, for the year ended June 30,2020.

Sigmarenopro, Inc
Balance Sheets

	September 30,	September 30,	September 30,
	2019	2019	2019
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
ASSETS
Current assets
Cash held in trust	$13,246	$—	$13,246
Prepaid expenses	303	—	303
Advances	—	—	—
Total current assets	13,549	—	13,549
Total assets	$13,549	$—	$13,549

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Due to related parties	$5,000	$1,000	$6,000
Total current liabilities	$5,000	$1,000	$6,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding as of September 30, 2019, respectively	$4,500	$—	$4,500
Additional paid-in capital	68,900	—	68,900
Accumulated deficit	(64,851)	(1,000)	(65,851)
Total stockholders’ equity (deficit)	8,549	(1,000)	7,549

Total liabilities and stockholders’ equity	$13,549	$—	$13,549

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
Statements of Operations

	For the months ended September 30, 2019
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)

REVENUE:	$—	$—	$—

EXPENSES:
General and Administrative Exp	—	5,259	5,259
Professional fees	6,112	(621)	5,491
Total expenses	$6,112	$4,638	$10,750

NET LOSS	$(6,112)	$(4,638)	$(10,750)

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)
Weighted average of common shares outstanding - basic	4,500,000	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
Statement of Cash Flows

	For the three months ended September 30, 2019
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)

Cash flow from Operating Activities:
Net loss	$(6,112)	$(4,638)	$(10,750)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in advances	—	4,638	4,638
Increase (Decrease) in prepaid expenses	1,991		1,991
Net cash used in operating activities	$(4,121)	$—	$(4,121)

Cash flows from Investing Activities:
Net cash flows from investing activities	$—	$—	$—

Cash flows from Financing Activities:
Net cash provided by financing activities	$—	$—	$—

Net increase in cash, cash equivalents, and restricted cash	$(4,121)	—	(4,121)
Cash, cash equivalents, and restricted cash at beginning of year	17,367	—	17,367
Cash, cash equivalents, and restricted cash at end of year	$13,246	$—	$13,246

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

NOTE I – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after September 30, 2020 through February 05, 2021. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended September 30, 2020.

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

Plan of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

Lack of Revenues

We have limited operational history. For the three months ended September 30, 2020 and 2019 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2020 and 2019 were $3,609 and $10,750 respectively. Operating expenses consisted of professional fees of $3,241, general administrative expenses of $68 and share transfer agent fee of $300 for the three months ended September 30, 2020. Operating expenses consisted of professional fees of $5,491 and general administrative expenses of $5,259 for the three months ended September 30, 2019.

Net Loss

During the three months ended September 30, 2020 and 2019 the Company recognized net losses of $3,609 and $10,750.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

At September 30, 2020 and June 30, 2020, we had total assets of $4,786 and $6,404 respectively consisting of cash held in trust and prepaid expenses.

At September 30, 2020 and June 30, 2020, our total liabilities were $17,714 and $15,723, respectively consisting of due to related parties, short term fund and accounts payable.

Cash flows from operating activities

Net cash flows used in operating activities for the three month periods ended September 30, 2020 and 2019 was $(1,280) and $(4,121).

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

Business Overview

Since its inception, the Company derived no revenues and no income from such business and as result as of September 30, 2020, had an accumulated deficit of $86,328.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of September 30, 2020, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2020, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of September 30, 2020, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended September 30, 2020 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Sigmarenopro, Inc.

By: /s/ Omar Aamar	Date: February 05, 2021
Omar Aamar,
President and Treasurer
Chief Executive Officer Chief Financial Officer