Form 10-Q
period 2020-12-31
SigmaRenoPro, Inc.
filed 2021-02-08
CIK 1714367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as February 05, 2021, is 4,500,000 shares.

SIGMARENOPRO INC.

SIGMARENOPRO INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Sigmarenopro, Inc
Balance Sheets

	December 31,	June 30,
	2020	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash held in trust	$10,256	$5,566
Prepaid expenses	162	838
Total current assets	10,418	6,404
Total assets	$10,418	$6,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Due to related parties	$16,000	$6,000
Short term fund	4,116	4,116
Accounts payable	9,166	5,607
Total current liabilities	$29,282	$15,723

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively	4,500	$4,500
Additional paid-in capital	68,900	68,900
Accumulated deficit	(92,264)	(82,719)
Total stockholders’ equity (deficit)	(18,864)	(9,319)

Total liabilities and stockholders’ equity	$10,418	$6,404

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
Statements of Operations
(Unaudited)
	For the three months ended December 31,	For the three months ended December 31,	For the six months ended December 31,	For the six months ended December 31,
	2020	2019	2020	2019
				(Restated)

REVENUE:	$—	$—	$—	$—
EXPENSES:
General and Administrative Expenses	68	45	136	5,304
Professional fees	5,568	3,403	8,809	8,894
Share transfer agent fee	300	205	600	205
Total expenses	$5,936	$3,653	$9,545	$14,403
NET LOSS	$(5,936)	$(3,653)	$(9,545)	$(14,403)
Net loss per common share - basic	$(0.001)	$(0.0008)	$(0.002)	$(0.0032)
Weighted average of common shares outstanding - basic	4,500,000	4,500,000	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
Statement of Stockholders’ Deficit
(Unaudited)
For the three and six months ended December 31, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2019	4,500,000	$4,500	$68,900	$(65,851)	$7,549
Net loss for the three months ended December 31, 2019	—	—	—	(3,653)	(3,653)
Balance at December 31, 2019	4,500,000	$4,500	$68,900	$(69,504)	$3,896

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2019	4,500,000	$4,500	$68,900	$(55,101)	$18,299
Net loss for the six months ended December 31, 2019	—	—	—	(14,403)	(14,403)
Balance at December 31, 2019	4,500,000	$4,500	$68,900	$(69,504)	$3,896

Sigmarenopro, Inc
Statement of Stockholders’ Deficit
(Unaudited)
For the three and six months ended December 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at September 30, 2020	4,500,000	$4,500	$68,900	$(86,328)	$(12,928)
Net loss for the three months ended December 31, 2020	—	—	—	(5,936)	(5,936)
Balance at December 31, 2020	4,500,000	$4,500	$68,900	$(92,264)	$(18,864)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2020	4,500,000	$4,500	$68,900	$(82,719)	$(9,319)
Net loss for the six months ended December 31, 2020	—	—	—	(9,545)	(9,545)
Balance at December 31, 2020	4,500,000	$4,500	$68,900	$(92,264)	$(18,864)

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
Statement of Cash Flows
(Unaudited)

	For the six months ended December 31,	For the six months ended December 31,
	2020	2019
		(Restated)

Cash Flow from Operating Activities:
Net loss	$(9,545)	$(14,403)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in advances	—	4,638
(Increase) Decrease in prepaid expenses	676	2,294
Increase (Decrease) in accounts payable	3,559	100
Net cash used in operating activities	$(5,310)	$(7,371)

Cash flows from Investing Activities:
Net cash provided by investing activities	$—	$—

Cash flows from Financing Activities:
Proceeds from related party debt	10,000	—
Net cash provided by financing activities	$10,000	$—

Net increase in cash, cash equivalents, and restricted cash	4,690	(7,371)
Cash, cash equivalents, and restricted cash at beginning of year	5,566	17,367
Cash, cash equivalents, and restricted cash at end of year	$10,256	$9,996

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

SIGMARENOPRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at December 31, 2020 and for the related periods presented.

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

As of December 31, 2020, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Four Million Five Hundred and Thousand (4,500,000) shares of common stock were issued and outstanding as of December 31, 2020.

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

There were 4,500,000 and 4,500,000 shares of common stock issued and outstanding as of December 31, 2020 and June 30, 2020 respectively.

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

During the quarter ended December 31, 2020, the Company received loans from Aamar Omar, Director of the Company totaling $10,000 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand.

As of December 31,2020 and June 30, 2020, $16,000 and $6,000 respectively was due to Aamar Omar, Director of the Company.

NOTE E – TRUST ACCOUNT

Trust account (cash equivalent) is held by a law firm which provides periodic statement and pay the bills on behalf of Sigmarenopro. Law firm charges fees for managing the trust account

NOTE F – PREPAID EXPENSES

Prepaid expenses for the three months ending December 31, 2020 consist of $100 towards share transfer fee expenses paid to Globex, $62 towards registered agent fees and June 30, 2020 consists of $700 towards share transfer fee expenses paid to Globex, $138 towards registered agent fees.

Prepaid expenses as of December 31, 2020 and June 30, 2020 is $162 and $838 respectively.

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

NOTE H – RESTATEMENT

The following are previously recorded and restated balances as of December 31, 2019, for the year ended June 30,2020.

Sigmarenopro, Inc
Balance Sheets

	December 31,	December 31,	December 31,
	2019	2019	2019
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
ASSETS
Current assets
Cash held in trust	$9,996	$—	$9,996
Prepaid expenses	—	—	—
Advances	—	—	—
Total current assets	9,996	—	9,996
Total assets	$9,996	$—	$9,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	100	—	100
Due to related parties	$5,000	$1,000	$6,000
Total current liabilities	$5,100	$1,000	$6,100

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding as of December 31, 2019, respectively	$4,500	$—	$4,500
Additional paid-in capital	68,900	—	68,900
Accumulated deficit	(64,504)	(5,000)	(69,504)
Total stockholders’ equity (deficit)	4,896	(5,000)	3,896

Total liabilities and stockholders’ equity	$9,996	$(4,000)	$9,996

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
Statements of Operations

	For the six months ended December 31,	For the six months ended December 31,	For the six months ended December 31,
	2019	2019	2019
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)

REVENUE:	$—	$—	$—

EXPENSES:
General and Administrative Expenses	45	5,259	5,304
Professional fees	9,515	(621)	8,894
Stock transfer fees	205	—	205
Total expenses	$9,765	$4,638	$14,403

NET LOSS	$(9,765)	$(4,638)	$(14,403)

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)
Weighted average of common shares outstanding - basic	4,500,000	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
Statement of Cash Flows

	For the six months ended December 31,	For the six months ended December 31,	For the six months ended December 31,
	2019	2019	2019
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)

Cash flow from Operating Activities:
Net loss	$(9,765)	$(4,638)	$(14,403)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in advances	—	4,638	4,638
Increase (Decrease) in prepaid expenses	2,294	—	2,294
Increase (Decrease) in accounts payable	100	—	100
Net cash used in operating activities	$(7,371)	$—	$(7,371)

Cash flows from Investing Activities:
Net cash flows from investing activities	$—	$—	$—

Cash flows from Financing Activities:
Net cash provided by financing activities	$—	$—	$—

Net increase in cash, cash equivalents, and restricted cash	$(7,371)	—	(7,371)
Cash, cash equivalents, and restricted cash at beginning of year	17,367	—	17,367
Cash, cash equivalents, and restricted cash at end of year	$9,996	$—	$9,996

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

NOTE I – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after September 30, 2020 through February 05, 2021. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended December 31, 2020.

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

Plan of Operations

Comparison of the Three Months Ended December 31, 2020 and 2019

Lack of Revenues

We have limited operational history. For the three months ended December 31, 2020 and 2019 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended December 31, 2020 and 2019 were $5,936 and $3,653 respectively. Operating expenses consisted of professional fees of $5,568, general administrative expenses of $68 and share transfer agent fee of $300 for the three months ended December 31, 2020. Operating expenses consisted of professional fees of $3,403 and general administrative expenses of $45 and share transfer agent fee of $205 for the three months ended December 31, 2019.

Net Loss

During the three months ended December 31, 2020 and 2019 the Company recognized net losses of $5,936 and $3,653.

Comparison of the Six Months Ended December 31, 2020 and 2019

Lack of Revenues

We have limited operational history. For the six months ended December 31, 2020 and 2019 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the six months ended December 31, 2020 and 2019 were $9,545 and $14,403 respectively. Operating expenses consisted of professional fees of $8,809, general administrative expenses of $136 and share transfer agent fee of $600 for the three months ended December 31, 2020. Operating expenses consisted of professional fees of $8,894 and general administrative expenses of $5,304 and share transfer agent fee of $205 for the three months ended December 31, 2019.

Net Loss

During the three months ended December 31, 2020 and 2019 the Company recognized net losses of $9,545 and $14,403.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

At December 31, 2020 and June 30, 2020, we had total assets of $10,418 and $6,404 respectively consisting of cash held in trust and prepaid expenses.

At December 31, 2020 and June 30, 2020, our total liabilities were $29,282 and $15,723, respectively consisting of due to related parties, short term fund and accounts payable.

Cash flows from operating activities

Net cash flows used in operating activities for the six month periods ended December 31, 2020 and 2019 was $(5,310) and $(7,371).

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