Form 10-Q
period 2021-03-31
SigmaRenoPro, Inc.
filed 2021-04-23
CIK 1714367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as April 21,2021, is 4,500,000 shares.

SIGMARENOPRO INC.

SIGMARENOPRO INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Sigmarenopro, Inc
Balance Sheets

	March 31,2021	June 30,2020

ASSETS
Current assets
Cash held in trust	$7,866	$5,566
Prepaid expenses	25	838
Total current assets	7,891	6,404
Total assets	$7,891	$6,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Due to related parties	$28,000	$6,000
Short term fund	4,116	4,116
Accounts payable	10,645	5,607
Total current liabilities	$42,761	$15,723

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively	$4,500	$4,500
Additional paid-in capital	68,900	68,900
Accumulated deficit	(108,270)	(82,719)
Total stockholders’ equity (deficit)	(34,870)	(9,319)

Total liabilities and stockholders’ equity	$7,891	$6,404

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
Statements of Operations
(Unaudited)
	For the three months ended March 31, 2021	For the three months ended March 31, 2020	For the nine months ended March 31, 2021	For the nine months ended March 31, 2020 (Restated)

REVENUES:	$-	$-	$-	$-
EXPENSES:
General and Administrative Expense	127	30	263	5,334
Professional fees	15,779	7,697	24,588	16,591
Share transfer agent fee	100	200	700	405
Total expenses	$16,006	$7,927	$25,551	$22,330
Net loss	$(16,006)	$(7,927)	$(25,551)	$(22,330)
Net loss per common share - basic	$(0.004)	$(0.002)	$(0.006)	$(0.005)
Weighted average of common shares outstanding - basic	4,500,000	4,500,000	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
Statement of Stockholders’ Deficit (Unaudited)
For the three and nine months ended March 31, 2020

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’Deficit
Balance at December 31, 2019	4,500,000	$4,500	$68,900	$(69,504)	$3,896
Net loss	-	-	-	(7,927)	(7,927)
Balance at March 31, 2020	4,500,000	$4,500	$68,900	$(77,431)	$(4,031)

Balance at June 30, 2019	4,500,000	$4,500	$68,900	$(55,101)	$18,299
Net loss	-	-	-	(22,330)	(22,330)
Balance at March 31, 2020	4,500,000	$4,500	$68,900	$(77,431)	$(4,031)

For the three and nine months ended March 31, 2021
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’Deficit

Balance at December 31, 2020	4,500,000	$4,500	$68,900	$(92,264)	$(18,864)
Net loss	-	-	-	(16,006)	(16,006)
Balance at March 31, 2021	4,500,000	$4,500	$68,900	$(108,270)	$(34,870)

Balance at June 30, 2020	4,500,000	$4,500	$68,900	$(82,719)	$(9,319)
Net loss	-	-	-	(25,551)	(25,551)
Balance at March 31, 2021	4,500,000	$4,500	$68,900	$(108,270)	$(34,870)

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
Statement of Cash Flows
(Unaudited)

	For the nine months ended March 31, 2021	For the nine months ended March 31, 2020
		(Restated)

Cash Flow from Operating Activities:
Net loss	$(25,551)	$(22,330)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in advances	-	(4,638)
(Increase) Decrease in prepaid expenses	(813)	(1,294)
Increase (Decrease) in accounts payable	5,038	3,616
Net cash used in operating activities	$(19,700)	$(12,782)

Cash flows from Investing Activities:
Net cash provided by investing activities	$-	$-

Cash flows from Financing Activities:
Proceeds from related party debt	22,000	-
Net cash provided by financing activities	$22,000	$-

Net increase in cash, cash equivalents, and restricted cash	2,300	(12,782)
Cash, cash equivalents, and restricted cash at beginning of year	5,566	17,367
Cash, cash equivalents, and restricted cash at end of year	$7,866	$4,585

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SIGMARENOPRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at March 31, 2021 and for the related periods presented.

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

As of March 31, 2021, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Four Million Five Hundred and Thousand (4,500,000) shares of common stock were issued and outstanding as of March 31, 2021.

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

There were 4,500,000 and 4,500,000 shares of common stock issued and outstanding as of March 31, 2021 and June 30, 2020 respectively.

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

During the quarter ended December 31, 2020, the Company received a loan totaling $10,000 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand.

During the quarter ended March 31, 2021, the Company received a loan totaling $12,000 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand.

As of March 31, 2021 and June 30, 2020, $28,000 and $6,000 respectively was due to Aamar Omar, Director of the Company.

 NOTE E – TRUST ACCOUNT

Trust account (cash equivalent) is held by a law firm which provides periodic statement and pay the bills on behalf of Sigmarenopro. Law firm charges fees for managing the trust account.

NOTE F – PREPAID EXPENSES

Prepaid expenses for the three months ending March 31, 2021 consist of $25 towards registered agent fees and June 30, 2020 consists of $700 towards share transfer fee expenses paid to Globex, $138 towards registered agent fees.

Prepaid expenses as of March 31, 2021 and June 30, 2020 is $25 and $838 respectively.

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

NOTE H – RESTATEMENT

The following are previously recorded and restated balances as of March 31, 2020, for the year ended June 30,2020.

Sigmarenopro, Inc
Balance Sheets

	March 31,2020	March 31,2020	March 31,2020
	(As Previously Reported)	(Restatement Adjustments)	(As Restated)
ASSETS
Current assets
Cash held in trust	$4,585	$-	$4,585
Prepaid expenses	1,000	-	1,000
Advances	-	-	-
Total current assets	5,585	-	5,585
Total assets	$5,585	$-	$5,585

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	3,616	-	3,616
Due to related parties	$5,000	$1,000	$6,000
Total current liabilities	$8,616	$1,000	$9,616

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding as of March 31, 2020, respectively	$4,500	$-	$4,500
Additional paid-in capital	68,900	-	68,900
Accumulated deficit	(76,431)	(1,000)	(77,431)
Total stockholders’ equity (deficit)	(3,031)	(1,000)	(4,031)

Total liabilities and stockholders’ equity	$5,585	$-	$5,585

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
Statements of Operations

	For the nine months ended March 31, 2020	For the nine months ended March 31, 2020	For the nine months ended March 31, 2020

	(As Previously Reported)	(Restatement Adjustments)	(As Restated)

REVENUES:	$-	$-	$-

EXPENSES:
General and Administrative Expense	75	5,259	5,334
Professional fees	17,212	(621)	16,591
Share transfer agent fee	405	-	405
Total expenses	$17,692	$4,638	$22,330

Net loss	$(17,692)	$(4,638)	$(22,330)

Net loss per common share - basic	$(0.004)	$(0.00)	$(0.005)
Weighted average of common shares outstanding - basic	4,500,000	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

Sigmarenopro, Inc
Statement of Cash Flows

	For the nine months ended March 31, 2020	For the nine months ended March 31, 2020	For the nine months ended March 31, 2020

	(As Previously Reported)	(Restatement Adjustments)	(As Restated)

Cash flow from Operating Activities:
Net loss	$(17,692)	$(4,638)	$(22,330)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in advances	-	(4,638)	(4,638)
Increase (Decrease) in prepaid expenses	(1,294)	-	(1,294)
Increase (Decrease) in accounts payable	3,616	-	3,616
Net cash used in operating activities	$(12,782)	$-	$(12,782)

Cash flows from Investing Activities:
Net cash flows from investing activities	$-	$-	$-

Cash flows from Financing Activities:
Net cash provided by financing activities	$-	$-	$-

Net increase in cash, cash equivalents, and restricted cash	$(12,782)	-	(12,782)
Cash, cash equivalents, and restricted cash at beginning of year	17,367	-	17,367
Cash, cash equivalents, and restricted cash at end of year	$4,585	$-	$4,585

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE I – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after March 31, 2021 through April 21,2021. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended March 31, 2021.

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

Plan of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Lack of Revenues

We have limited operational history. For the three months ended March 31, 2021 and 2020 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2021 and 2020 were $16,006 and $7,927 respectively. Operating expenses consisted of professional fees of $15,779, general administrative expenses of $127 and share transfer agent fee of $100 for the three months ended March 31, 2021. Operating expenses consisted of professional fees of $7,697 and general administrative expenses of $30 and share transfer agent fee of $200for the three months ended March 31, 2020.

Net Loss

During the three months ended March 31, 2021 and 2020 the Company recognized net losses of $16,006 and $7,927.

Comparison of the Nine Months Ended March 31, 2021 and 2020

Lack of Revenues

We have limited operational history. For the nine months ended March 31, 2021 and 2020 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the nine months ended March 31, 2021 and 2020 were $25,551 and $22,330 respectively. Operating expenses consisted of professional fees of $24,588, general administrative expenses of $263 and share transfer agent fee of $700 for the nine months ended March 31, 2021. Operating expenses consisted of professional fees of $16,591 and general administrative expenses of $5,334 and share transfer agent fee of $405for the nine months ended March 31, 2020.

Net Loss

During the nine months ended March 31, 2021 and 2020 the Company recognized net losses of $25,551 and $22,330.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

On March 31, 2021 and June 30, 2020, we had total assets of $7,891 and $6,404 respectively consisting of cash held in trust and prepaid expenses.

On March 31, 2021 and June 30, 2020, our total liabilities were $42,761 and $15,723, respectively consisting of due to related parties, short term fund and accounts payable.

Cash flows from operating activities

Net cash flows used in operating activities for the nine month periods ended March 31, 2021 and 2020 was $(19,700) and $(12,782).

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

Business Overview

Since its inception, the Company derived no revenues and no income from such business and as result as of March 31, 2021, had an accumulated deficit of $1,08,270.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of March 31, 2021, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2021, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2021, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the third quarter ended March 31, 2021 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Sigmarenopro, Inc.

By: /s/ Omar Aamar	Date: April 22, 2021
Omar Aamar,
President and Treasurer
Chief Executive Officer Chief Financial Officer