Form 10-K
period 2021-06-30
SigmaRenoPro, Inc.
filed 2023-11-30
CIK 1714367

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 333-221302

SIGMARENOPRO, INC.
(Exact name of registrant as specified in its charter)

Nevada	2821	38-4045138
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification No.)

112 NORTH CURRY STREET, Carson City, NV, 89703, USA

(Address of principal executive offices, Zip Code)

(407) 963-8877

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value
(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☒     No  ☐

As of December 31, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $55,000.00.

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	4,500,000

SIGMARENOPRO, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties. Words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “goal,” “intend,” “plan,” “project,” “seek,” “target,” and variations of such words and similar expressions are intended to identify such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to certain factors that could cause actual results to differ materially from those anticipated in such statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

PART I

ITEM 1. BUSINESS

General

As used in this Annual Report, references to “the Company”, “we”, “our”, “ours” and “us” refer SIGMARENOPRO, INC., unless otherwise indicated. In addition, references to our “financial statements” are to our consolidated financial statements except as the context otherwise requires.

We prepare our financial statements in United States dollars and in accordance with generally accepted accounting principles as applied in the United States, referred to as U.S. GAAP. In this Annual Report, references to “$” and “dollars” are to United States dollars.

Overview

SigmaRenoPro, Inc. (“we”, or “the Company”) was incorporated in the State of Nevada as a for-profit Company on June 16, 2017. We are a development-stage Company which originally intended to be in the business of matching home project owners with contractors in the United States.

The Company underwent a change of control in June 2021, when the prior control shareholder, Omar Aamar, sold his shares of common stock to Global Marketing Services LLC, an entity controlled by Ronald Jones. NFT Trading Company LLC also acquired an additional 1,600,000 shares of common stock from several minority shareholders of the Company.

As a result of the change of control, Omar Aamar and Hosneih Aamar resigned from all positions with the Company and Ronald Jones was appointed the sole director and officer.

Employees

The Company currently has one employee, Ronald Jones.

Our Corporate Information

Our principal executive office is located at 112 North Curry Street, Carson City, NV, 89703, USA. Our telephone number is (407) 963-8877.

Our United States and registered statutory office is located 112 North Curry Street, Carson City, NV, 89703.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents that we will file with or furnish to the SEC will be available free of charge by sending a written request to our Corporate Secretary at our corporate headquarters. Additionally, the documents we file with the SEC is or will be available free of charge at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Other information on the operation of the Public Reference Room is or will be available by calling the SEC at (800) SEC-0330.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our head office at 112 North Curry Street, Carson City, NV, 89703, USA ..  We believe that all our property has been adequately maintained, is generally in good condition, and is suitable and adequate for our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

There is no public market for our common stock.

Approximate Number of Holders of Our Common Stock

As of 6/30/2021, the Company had approximately 5 stockholders of record and 4,500,000 shares of common stock were issued and outstanding.

Our registrar and transfer agent for our common stock is Nevada Agency and Transfer Company, its address is 50 West Liberty Street, Suite 880, Reno NV 89501, and their telephone number and facsimile are +1-775-322-0626 and +1-775-322-5623, respectively.

Dividend Policy

The Company has not declared any dividends since incorporation and does not anticipate doing so in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Our board of directors has discretion on whether to pay dividends unless the distribution would render us unable to repay our debts as they become due. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding equity awards.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the fiscal year ended June 30, 2021,

Purchases of Our Equity Securities

No repurchases of our common stock were made during fiscal 2021.

Director Compensation

Our directors are not compensated for their services. The board has not implemented a plan to award options to our director. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the year ended June 30, 2021 and June 30, 2020:

Revenue

For the years ended June 30, 2021 and 2020, we generated no revenue.

Operating expenses

Operating expense were $0.00 for the year ended June 30, 2021 as compared with $38,142 for the year ended June 30, 2020. This decrease is primarily attributable to the discontinuation of operations.

Net Loss

Net loss decreased to $0.00 for the year ended June 30, 2021 as compared with $38,142 for the year ended June 30, 2020. The increase is entirely attributable to a decrease in operating expenses of approximately $38,142.

Liquidity and Capital Resources and Cash Requirements

At year ended June 30, 2021, the Company had cash of $0.00. The Company had a working capital deficit of $0.00.

During the year ended June 30, 2021, the Company used $0.00 of cash in operating activities due to being in a shell status with no operations.

During the year ended June 30, 2021 the Company used no cash in investing activities.

During the year ended June 30, 2021, the Company generated $0.00 of cash in financing activities.

We cannot guarantee that we will manage to sell all the shares required. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others in this offering, selling our paper dung products and loans from our director. We must raise cash to implement our plan and stay in business.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Going Concern

The consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses from operations of $38,142 and $0.00 for the years ended June 30, 2020 and 2021, respectively, and had an accumulated deficit of $108,270 at June 30, 2021. In addition, we used cash from operating activities of $0.00 for the year ended June 30, 2021.  These factors raise substantial doubt about our ability to continue as a going concern.

The Company will require additional funding to execute its future strategic business plan. Successful business operations and its transition to attaining profitability are dependent upon obtaining additional financing and achieving a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

While the Company is attempting to establish an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, the Company’s cash position may not be adequate to support the Company’s daily operations. Management intends to raise additional funds by seeking equity and/or debt financing; however there can be no assurances that it will be successful in those efforts. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to obtain financing, further implement its business plan, and generate revenues.

There are significant risks and uncertainties which could negatively affect the Company’s operations. These are principally related to the existence of events of default under the Company’s outstanding debt obligations, which could trigger penalties. Furthermore, if our current indebtedness is not restructured, paid or converted into equity, which is at the debt holder’s discretion, our current operations do not generate sufficient cash to pay interest and principal on these obligations when they become due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future. In the event we are unable to restructure, pay or convert into equity the balance of our outstanding indebtedness, the holders may obtain judgments against us and seek to enforce such judgments against our assets, in which event we will be required to cease our business activities and the equity of our stockholders will be effectively wiped out.

Our only sources of additional funds to meet continuing operating expenses, fund additional research and development and fund additional working capital are through the sale of securities, and/or debt instruments. We are actively seeking additional debt or equity financing, but no assurances can be given that such financing will be obtained or what the terms thereof will be. We may need to discontinue a portion or all of our operations if we are unsuccessful in generating positive cash flow or financing for our operations through the issuance of securities.

Recent Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted.

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

Management has considered all recent accounting pronouncements issued since and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The follow discussion about our market risk disclosures involves forward-looking statements. Actual results could differ from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We have no significant interest-bearing assets and our convertible promissory notes and short-term loans are fixed rate securities. Our current exposure to market risk for changes in interest rates relates primarily to the interest income generated by our cash deposits in banks and the fair value of our invested securities. Although we do not believe that interest rate has had a material impact on our financial position or results of operations to date, increase in interest rates in the future could increase interest cost on our new debt and could adversely impact our ability to refinance existing debt and limit our acquisition and development activities.

Foreign Currency Exchange Risk

We currently have no significant exposure to foreign exchange risk.

Inflation Risk

Inflationary factors such as increases in the costs to acquire advertising rights and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of revenues if the selling prices of our services do not increase with these increased costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of June 30, 2021, we had identified the following material weaknesses which still exist through the date of this report:

As of June 30, 2021 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company does not have sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Additionally, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2021. Based on this assessment, management believes that, as of June 30, 2021, we did not maintain effective controls over the financial reporting control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2021, based on the criteria established in the 2013 “Internal Integrated Framework” issued by COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2021 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2021, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company as of the date of this Annual Report.

Name	Age	Position	Director Since
Ronald Jones	74	Chief Executive Officer, Chief Financial Officer, Secretary and Chairperson of the Board	June, 2021

Each Director serves until our 2022 annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

Ronald Jones

Mr. Jones was in the office furniture liquidation and auction for 17 years. Mr. Jones retired in 2017 and remains retired but for his investing activities, including his role as officer in two shell companies.

Identification of Certain Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between any directors or officers of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	been convicted in a criminal proceeding or is a named subject to a pending criminal (excluding traffic violations and other minor offenses);

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

4.	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that, during fiscal 2018, all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Business Conduct and Ethics

The Board does not have a formal Code of Conduct and Ethics.

Committees of Board of Directors

There are currently no committees of the Board of Directors. Our board of directors is of the view that it is appropriate for us not to have a standing nominating or audit committee because the current size of our board of directors does not facilitate the establishment of a separate committee. Our board of directors has performed, and will perform adequately, the functions of any specific committee.

Board Oversight of Risk

Our Board of Directors recognizes that, although risk management is a primary responsibility of the Company's management, the Board plays a critical role in oversight of risk. The Board, in order to more specifically carry out this responsibility, has assigned certain task focusing on reviewing different areas including strategic, operational, financial and reporting, compensation, compliance, corporate governance and other risks to the relevant Board Committees as summarized above. Each Committee then reports to the full Board ensuring the Board's full involvement in carrying out its responsibility for risk management.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2019 and 2020, to the Named Executive Officers:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ronald Jones	2021	0	0	0	0	0	0	0	0
CEO Director (1)	2020	0	0	0	0	0	0	0	0

Omar Aamar	2021	0	0	0	0	0	0	0	0
former President and CEO (2)	2020	0	0	0	0	0	0	0	0

Hosmich Aamar	2021	0	0	0	0	0	0	0	0
former Secretary (2)	2020	0	0	0	0	0	0	0	0

(1)	Appointed June 2021
(2)	Resigned June 2021

(3)

As required by SEC rules, amounts in the column "Stock Awards" present the aggregate grant date fair value of awards made each year computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification™ 718 Compensation—Stock Compensation ("FASB ASC 718"). The grant date fair value of each of the executives' award is measured based on the closing price of our common stock on the date of grant.

These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards. Under generally accepted accounting principles, compensation expense with respect to stock awards granted to our employees, executives and directors is generally recognized over the requisite services period. The SEC's disclosure rules previously required that we present stock award information based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards. However, the recent changes in the SEC's disclosure rules require that we now present stock award amounts using the grant date fair value of the awards granted during the corresponding year.

Currently, we do not provide any employees, including our named executive officers any company sponsored retirement benefits.

Employment Agreements

The Company has not entered into employment agreements with our Named Executive Officers.

Grants of Plan-Based Awards

None.

Outstanding Equity Awards at Fiscal Year-End

None

Director Compensation

Compensation paid to the Directors of the Company in 2021 and 2020 is disclosed above.

All the compensation packages for each of directors are proposed by an executive and approved by the Board of Directors. Director compensation packages in 2021 may or will be adopted and will generally consist of cash compensation and long-term incentive equity compensation.

Limitation of Liability and Indemnification of Officers and Directors

Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor, against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934, as amended, may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of June 30, 2021, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company's officers and directors; (c) and by the Company's officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

The address for the director and named executive officers is 112 North Curry Street, Carson City, NV, 89703.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Ronald Jones (1) (2)	Common Stock	3,900,000	Direct	86.6%

Directors and Executive Officers As A Group (1 person)	Common Stock	3,900,000		86.6%

(1)	Applicable percentages are based on 4,500,000 shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.
(2)	Omar Aamar sold his shares of common stock to Global Marketing Services LLC, an entity controlled by Ronald Jones in June 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

None

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers, CPA PC 5400 West Cedar Avenue Lakewood, CO 80226, is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal year ended June 30, 2021 and 2020.

Audit Fees

This category consists of fees for professional services rendered by our principal independent registered public accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

Year Ended
June 30, 2021
Audit fees:(1)	$0.00
Audit related fees:	0.00
Tax fees:	0.00
All other fees:	0.00
Total	$0.00

Audit-Related Fees

This category consists of fees for assurance and related services by our principal independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees". The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

Tax Fees

This category consists of fees for professional services rendered by our principal independent registered public accountant for tax compliance, tax advice, and tax planning.

All Other Fees

This category consists of fees for services provided by our principal independent registered public accountant other than the services described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets as of June 30, 2021 and 2020
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2021 and 2020
(iv)	Consolidated Statement of Stockholders' Equity for the years ended June 30, 2021 and 2020
(v)	Consolidated Statements of Cash Flows for the years ended June 30, 2021 and 2020
(vi)	Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

  * Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGMARENOPRO, INC.

	By:	/s/ Ronald Jones
Ronald Jones
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)
Date: November 30, 2023

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIGMARENOPRO, INC.

TABLE OF CONTENTS

JUNE 30, 2021

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

January 19, 2021

SigmaRenoPro, Inc.

BALANCE SHEETS

	June 30, 2021	June 30, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash held in trust	$–	$5,566
Advances	–	–
Prepaid expenses	–	838

Total current assets	–	6,404

Total assets	$–	$6,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Due to related parties	$–	$6,000
Short term fund	–	4,116
Accounts payable	–	5,607

Total current liabilities	–	15,723

Commitments and contingencies

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding as of June 30, 2021 and June 30, 2020, respectively	4,500	4,500
Additional paid-in capital	103,770	68,900
Accumulated deficit	(108,270)	(82,719)

Total stockholders’ equity (deficit)	–	(9,319)

Total liabilities and stockholders’ equity	$–	$6,404

The accompanying notes are an integral part of these financial statements.

SigmaRenoPro, Inc.

STATEMENTS OF OPERATIONS

	For the year ended June 30,
	2021	2020

Revenue	$–	$–

Expenses
General and Administrative Exp	263	6,401
Professional fees	24,588	20,432
Share transfer agent fee	700	785

Total expenses	25,551	27,618

Net (loss)	$(25,551)	$(27,618)

Basic and diluted loss per common share	$(0.0000)	$(0.0006)

Weighted average number of common shares outstanding - basic and diluted	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

SigmaRenoPro, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the years ended June 30, 2021 and 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2019	4,500,000	$4,500	$68,900	$(55,101)	$18,299

Net loss for the year ended June 30, 2020	–	–	–	(27,618)	(27,618)

Balance at June 30, 2020	4,500,000	$4,500	$68,900	$(82,719)	$(9,319)

Net loss for the year ended June 30, 2021	–	–	34,870	(25,551)	9,319

Balance at June 30, 2021	4,500,000	$4,500	$103,770	$(108,270)	$–

The accompanying notes are an integral part of these financial statements.

SigmaRenoPro, Inc.

STATEMENT OF CASH FLOWS

	For the years ended June 30,
	2021	2020

Cash flows from operating activities
Net loss	$(25,551)	$(27,618)

Changes in Operating Assets and Liabilities:
Increase (Decrease) in advances	–	4,638
(Increase) Decrease in prepaid expenses	838	1,456
Increase (Decrease) in accounts payable	(5,607)	5,607
Increase (Decrease) due to related party	(6,000)	–
Increase (Decrease) in short term fund	(4,116)	4,116
Net cash used in operating activities	(40,436)	(11,801)

Cash flows from investing activities
Net cash provided by investing activities	–	–

Cash flows from financing activities
Net cash provided by financing activities	34,870	–

Net increase in cash, cash equivalents, and restricted cash	(5,566)	(11,801)
Cash, cash equivalents, and restricted cash at beginning of year	5,566	17,367
Cash, cash equivalents, and restricted cash at end of year	$–	$5,566

Supplemental cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

SIGMARENOPRO, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The Company’s principal office is in 112 North Curry Street, Carson City, NV, 89703, USA .

The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s website and apps before another company develops similar websites or apps.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at June 30, 2021 and for the related periods presented.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Type of Equipment	Estimated Useful Lives
Office Equipment	5-10 years
Copier	5-7 years
Vehicles	5-10 years

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

Revenue recognition

The Company’s revenue recognition policies are in compliance with FASB ASC 605-35 “Revenue Recognition”.  Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectability is reasonably assured.  The Company recognizes revenues on sales of its services, based on the terms of the customer agreement.  The customer agreement takes the form of either a contractor a customer purchase order and each provides information with respect to the service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time the service is provided to the customer.

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

As of June 30, 2021, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Four Million Five Hundred and Thousand (4,500,000) shares of common stock were issued and outstanding as of June 30, 2021.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of netincome, regardless of when reported for tax purposes.

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

There were 4,500,000 and 4,500,000 shares of common stock issued and outstanding as of June 30, 2021 and 2020 respectively.

NOTE D – RELATED PARTY TRANSACTIONS

NONE

NOTE E – TRUST ACCOUNT

Trust account (cash equivalent) is held by a law firm which provides periodic statement and pay the bills on behalf of Sigmarenopro. Law firm charges fees for managing the trust account

NOTE F – PREPAID EXPENSES

Prepaid expenses for the year ending June 30, 2021 consist of $0 towards share transfer fee expenses paid to NATCO, $0 towards registered agent fees and June 30, 2021 consists of $0 towards SEC filing charges and accounts book-keeping charges

Prepaid expenses as of June 30, 2021 and 2020 is $0 and $838 respectively.

NOTE G – INCOME TAXES

For the year ended June 30, 2021, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $82,719 at June 30, 2021 and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the year ended June 30, 2021	For the year ended June 30, 2020

Income tax expense (benefit) at statutory rate	$(5,800)	$(5,800)
Change in valuation allowance	5,800	5,800
Income tax expense	$–	$–

Net deferred tax assets consist of the following components as of June 30, 2021:

	June 30, 2021	June 30, 2020
Gross deferred tax asset	$17,371	$17,371
Valuation allowance	(17,371)	(17,371)
Net deferred tax asset	$–	$–

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

The Company had no accrued penalties and interest related to taxes as of June 30, 2021.

