Form 10-Q
period 2021-09-30
SigmaRenoPro, Inc.
filed 2023-11-30
CIK 1714367

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-221302

SIGMARENOPRO INC.

(Exact name of registrant as specified in its charter)

Nevada	2821	38-4045138
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification No.)

112 NORTH CURRY STREET, Carson City, NV, 89703, USA

(Address of principal executive offices, Zip Code)

(407) 963-8877

(Registrant’s telephone number, including area code)

________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	4,500,000

SIGMARENOPRO INC.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2021

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SigmaRenoPro, Inc.

Balance Sheets

(Unaudited)

	September 30, 2021	June 30, 2021

ASSETS
Current assets
Cash held in trust	$–	$–
Prepaid expenses	–	–

Total current assets	–	–

Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Due to related parties	$–	$–
Short term fund	–	–
Accounts payable	–	–

Total current liabilities	–	–

Commitments and contingencies

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	4,500	4,500
Additional paid-in capital	103,770	103,770
Accumulated deficit	(108,270)	(108,270)

Total stockholders’ equity (deficit)	–	–

Total liabilities and stockholders’ equity	$–	$–

The accompanying notes are an integral part of these financial statements.

SigmaRenoPro, Inc.

Statements of Operations

(Unaudited)

	For the three months ended September 30, 2021	For the three months ended September 30, 2020

REVENUE:	$–	$–

EXPENSES
General and Administrative Expense	–	68
Professional fees	–	3,241
Share transfer agent fee	–	300

Total expenses	–	3,609

Net (loss)	$–	$(3,609)

Net loss per common share - basic	$(0.000)	$(0.001)

Weighted average number of common shares outstanding - basic	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

SigmaRenoPro, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

For the three months ended September 30, 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2020	4,500,000	$4,500	$68,900	$(82,719)	$(9,319)
Net loss	–	–	–	(3,609)	(3,609)
Balance at September 30, 2020	4,500,000	$4,500	$68,900	$(86,328)	$(12,928)

Balance at June 30, 2020	4,500,000	$4,500	$68,900	$(82,719)	$(9,319)
Net loss	–	–	34,870	(25,551)	(9,319)
Balance at June 30, 2021	4,500,000	$4,500	$103,770	$(108,270)	$–
Net loss	–	–	–	–	–
Balance at September 30, 2021	4,500,000	$4,500	$103,770	$(108,270)	$–

The accompanying notes are an integral part of these financial statements.

SigmaRenoPro, Inc.

Statement of Cash Flows

(Unaudited)

	For the three months ended September 30, 2021	For the three months ended September 30, 2020

Cash Flows from Operating Activities
Net loss	$–	$(27,618)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in advances	–	4,638
(Increase) Decrease in prepaid expenses	–	1,456
Increase (Decrease) in accounts payable	–	5,607
Net cash used in operating activities	–	(11,801)

Cash Flows from Investing Activities
Net cash provided by investing activities	–	–

Cash Flows from Financing Activities
Proceeds from related party debt	–	–
Net cash provided by financing activities	–	–

Net increase in cash, cash equivalents, and restricted cash	–	(11,801)
Cash, cash equivalents, and restricted cash at beginning of period	–	17,367
Cash, cash equivalents, and restricted cash at end of period	$–	$5,566

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

SigmaRenoPro, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2021

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

The Company’s principal office is at 112 North Curry Street, Carson City, NV, 89703, USA .

The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s website and apps before another company develops similar websites or apps.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at September 30, 2021 and for the related periods presented.

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

Revenue recognition

The Company’s revenue recognition policies are in compliance with FASB ASC 605-35 “Revenue Recognition”.  Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectability is reasonably assured.  The Company recognizes revenues on sales of its services, based on the terms of the customer agreement.  The customer agreement takes the form of either a contractor or a customer purchase order and each provides information with respect to the service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time the service is provided to the customer.

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

As of September 30, 2021, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Four Million Five Hundred and Thousand (4,500,000) shares of common stock were issued and outstanding as of September 30, 2021.

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

There were 4,500,000 and 4,500,000 shares of common stock issued and outstanding as of September 30, 2021 and 2020 respectively.

NOTE D – RELATED PARTY TRANSACTIONS

NONE

NOTE E – TRUST ACCOUNT

Trust account (cash equivalent) is held by a law firm which provides periodic statement and pay the bills on behalf of SigmaRenoPro. Law firm charges fees for managing the trust account

NOTE F – PREPAID EXPENSES

Prepaid expenses for the year ending September 30, 2021 consist of $0 towards share transfer fee expenses paid to NATCO, $0 towards registered agent fees and September 30, 2021 consists of $0 towards SEC filing charges and accounts book-keeping charges

Prepaid expenses as of September 30, 2021 and 2020 is $0 and $838 respectively.

NOTE G – INCOME TAXES

For the period ended September 30, 2021, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $82,719 at September 30, 2021 and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the three months ended September 30, 2021	For the three months ended September 30, 2020

Income tax expense (benefit) at statutory rate	$(5,800)	$(5,800)
Change in valuation allowance	5,800	5,800
Income tax expense	$–	$–

Net deferred tax assets consist of the following components as of September 30, 2021:

	September 30, 2021	September 30, 2020

Gross deferred tax asset	$17,371	$17,371
Valuation allowance	(17,371)	(17,371)
Net deferred tax asset	$–	$–

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

The Company had no accrued penalties and interest related to taxes as of September 30, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

SigmaRenoPro, Inc. had a change of control transaction on June 21, 2021 and went into dormant activity shell status as of September 30, 2021 and June 30, 2021. The company does not have a bank account during this interim period and likewise does not have any economic activity to report.

Recent Developments

The company is dormant and has not economic activity but is working to complete all SEC filings.

Results of Operations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Revenue and cost of goods sold

For the three months ended September 30, 2021 and September 30, 2020, the Company generated total revenue of $0 and $0, respectively, from dormant operations. Revenues for the quarters ended September 30, 2021 and September 30, 2020 were $0 and $0. The consistent revenues, both in the three months and quarter ended September 30, 2021 over the similar period in 2020, was a result of dormant business activities and a change of control regarding the shell company.

There were no cost of goods sold due to the dormancy of the business while pursuing updated SEC filings for the shell company.

Operating expenses

Total operating expenses for the three months ended September 30, 2021 and September 30, 2020, decreased from $3,609 to and $0, respectively. Total operating expenses for the quarters ended September 30, 2021 and September 30, 2020, decreased 100% period over period to $0 from $3,609, respectively. The operating expenses for the three months and quarters ended September 30, 2021 were NIL.

Net Income

The net income/(loss) for the three months ended September 30, 2021 and September 30, 2020 declined period to period, resulting in a loss of $0 from income of $0, respectively. Net loss for the quarters ended September 30, 2021 and September 30, 2020, were consistent at losses of $NIL and $3,609 respectively.

Liquidity and Capital Resources and Cash Requirements

At September 30, 2021, the Company had cash of $NIL. The Company had a working capital of $NIL.

During the quarter ended September 30, 2021, the Company used $0 of cash in operating activities, compared to the use of $3,609 of cash from operations in the three months ended September 30, 2020. The reason for the change decline was the company ceasing all operations.

During the quarter ended September 30, 2021, the Company used no cash in investing activities, compared to $0 used in the same period in 2020.

During the quarter ended September 30, 2021, the Company generated no cash in financing activities.

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

Going Concern

The Company has a retained earnings of NIL with a zero cash flow from operations of $0 for the three months ended September 30, 2021. The Company had $0 in revenues for the three months ended September 30, 2021, which is the result of ceasing all operations by 6/30/2021. The Company currently lost $0 for the period. Therefore, there is still a substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Item 3 - Quantitative and Qualitative Disclosures About Market RisK

In future periods, the Company may become subject to certain market risks, including changes in interest rates and currency exchange rates. At the present time, the Company has no identified exposure and does not undertake any specific actions to limit exposures, if any.

Item 4 - Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's president and chief executive officer (who is the Company's principal executive officer) and the Company's chief financial officer, treasurer, and secretary (who is the Company's principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company's disclosure controls and procedures, the Company's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The ineffectiveness of the Company's disclosure controls and procedures was due to material weaknesses identified in the Company's internal control over financial reporting, described below.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of the Company's principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

Based on this evaluation, the Company's management concluded its internal control over financial reporting was effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

The primary risk factors to the Company are the ability to find a suitable business opportunity and then to raise sufficient capital to execute on the new business opportunity. The Company will be evaluating business opportunities and the capital required while also considering the sale of the shell.

Item 2 - Sales of Unregistered Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 30, 2023	SigmaRenoPro, Inc.

	By:	/s/ Ronald Jones
Ronald Jones
Chief Executive Officer
(Principal Executive Officer)

