Form 10-K
period 2022-06-30
SigmaRenoPro, Inc.
filed 2023-11-30
CIK 1714367

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☒     No  ☐

As of December 31, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $55,000.00.

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2022 is as follows:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our head office at 112 North Curry Street, Carson City, NV, 89703, USA. We believe that all our property has been adequately maintained, is generally in good condition, and is suitable and adequate for our business.

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

Approximate Number of Holders of Our Common Stock

As of June 30, 2022, the Company had approximately 5 stockholders of record and 4,500,000 shares of common stock were issued and outstanding.

Our registrar and transfer agent for our common stock is Nevada Agency and Transfer Company. Its address is 50 West Liberty Street, Suite 880, Reno NV 89501, and their telephone number and facsimile are +1-775-322-0626 and +1-775-322-5623, respectively.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding equity awards.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the fiscal year ended June 30, 2022.

Purchases of Our Equity Securities

No repurchases of our common stock were made during fiscal 2022.

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

Results of Operations for the year ended June 30, 2022 and June 30, 2021:

Revenue

For the years ended June 30, 2022 and 2021, we generated no revenue.

Operating expenses

Operating expense were $0.00 for the year ended June 30, 2022 as compared with $25,551 for the year ended June 30, 2021. This decrease is primarily attributable to the discontinuation of operations.

Net Loss

Net loss remained flat at $0.00 for the year ended June 30, 2022 as compared with $25,551 for the year ended June 30, 2021. The increase is entirely attributable to a decrease in operating expenses of approximately $0.00.

Liquidity and Capital Resources and Cash Requirements

At year ended June 30, 2022, the Company had cash of $0.00. The Company had a working capital deficit of $108,270.

During the year ended June 30, 2022, the Company used $0.00 of cash in operating activities due to being in a shell status with no operations.

During the year ended June 30, 2022 the Company used no cash in investing activities.

During the year ended June 30, 2022, the Company generated $0.00 of cash in financing activities.

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

Going Concern

The consolidated financial statements have been prepared assuming we will continue in a dormant state, which contemplates, the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses from operations of $25,551.00 and $0.00 for the years ended June 30, 2021 and 2022, respectively, and had an accumulated deficit of $108,270 at June 30, 2021, carrying forward in the same amount as June 30, 2022. In addition, we used cash from operating activities of $0.00 for the year ended June 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern.

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

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of June 30, 2022, we had identified the following material weaknesses which still exist through the date of this report:

As of June 30, 2022 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company does not have sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. Additionally, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2022. Based on this assessment, management believes that, as of June 30, 2022, we did not maintain effective controls over the financial reporting control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2022, based on the criteria established in the 2013 “Internal Integrated Framework” issued by COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2022 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2022, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company as of the date of this Annual Report.

Name	Age	Position	Director Since
Ronald Jones	75	Chief Executive Officer, Chief Financial Officer, Secretary and Chairperson of the Board	June, 2021

Each Director serves until our 2023 annual stockholders meeting and until their respective successors are duly elected and qualified or earlier resignation or removal.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2022 and 2021, to the Named Executive Officers:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ronald Jones	2022	0	0	0	0	0	0	0	0
CEO Director (1)	2021	0	0	0	0	0	0	0	0

Omar Aamar	2021	0	0	0	0	0	0	0	0
former President and CEO (2)	2020	0	0	0	0	0	0	0	0

Hosmich Aamar	2021	0	0	0	0	0	0	0	0
former Secretary (2)	2020	0	0	0	0	0	0	0	0

(1)	Appointed June 2021
(2)	Resigned June 2021

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

Grants of Plan-Based Awards

None.

Outstanding Equity Awards at Fiscal Year-End

None

Director Compensation

Compensation paid to the Directors of the Company in 2022 and 2021 is disclosed above.

All the compensation packages for each of directors are proposed by an executive and approved by the Board of Directors. Director compensation packages in 2022 may or will be adopted and will generally consist of cash compensation and long-term incentive equity compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of June 30, 2022, regarding the beneficial ownership of our common stock (a) by each stockholder who is known by the Company to own beneficially in excess of 5% of our outstanding common stock; (b) by each of the Company's officers and directors; (c) and by the Company's officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers, CPA PC 5400 West Cedar Avenue Lakewood, CO 80226, is our Principal Independent Registered Public Accountants engaged to audit our financial statements for the fiscal year ended June 30, 2021 and 2020. We currently have no active auditor engaged.

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
June 30, 2022
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firm - N/A
(ii)	Consolidated Balance Sheets as of June 30, 2022 and 2021
(iii)	Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2022 and 2021
(iv)	Consolidated Statement of Stockholders' Equity for the years ended June 30, 2022 and 2021
(v)	Consolidated Statements of Cash Flows for the years ended June 30, 2022 and 2021
(vi)	Notes to Consolidated Financial Statements

(b) The following Exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)
Date: November 30, 2023

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIGMARENOPRO, INC.

TABLE OF CONTENTS

JUNE 30, 2022

SigmaRenoPro, Inc.

BALANCE SHEETS

	June 30, 2022	June 30, 2021
ASSETS
Current assets
Cash held in trust	$–	$–
Advances	–	–
Prepaid expenses	–	–

Total current assets	–	–

Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Due to related parties	$–	$–
Short term fund	–	–
Accounts payable	–	–

Total current liabilities	–	–

Commitments and contingencies

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding as of June 30, 2022 and June 30, 2021, respectively	4,500	4,500
Additional paid-in capital	103,770	103,770
Accumulated deficit	(108,270)	(108,270)

Total stockholders’ equity (deficit)	–	–

Total liabilities and stockholders’ equity	$–	$–

The accompanying notes are an integral part of these financial statements.

F-2

SigmaRenoPro, Inc.

STATEMENTS OF OPERATIONS

	For the year ended June 30,
	2022	2021

Revenue	$–	$–

Expenses
General and Administrative Expenses	–	263
Professional fees	–	25,588
Share transfer agent fee	–	700

Total expenses	–	25,551

Net (loss)	$–	$(25,551)

Basic and diluted loss per common share	$(0.0000)	$(0.0000)

Weighted average number of common shares outstanding - basic and diluted	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

SigmaRenoPro, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the years ended June 30, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2020	4,500,000	$4,500	$68,900	$(82,719)	$(9,319)

Net loss for the year ended June 30, 2021	–	–	34,870	(25,551)	9,319

Balance at June 30, 2021	4,500,000	$4,500	$103,770	$(108,270)	$–

Net loss for the year ended June 30, 2022	–	–	–	–	–

Balance at June 30, 2022	4,500,000	$4,500	$103,770	$(108,270)	$–

The accompanying notes are an integral part of these financial statements.

SigmaRenoPro, Inc.

STATEMENT OF CASH FLOWS

	For the years ended June 30,
	2022	2021

Cash flows from operating activities
Net loss	$–	$(25,551)

Changes in Operating Assets and Liabilities:
Increase (Decrease) in advances	–	–
(Increase) Decrease in prepaid expenses	–	838
Increase (Decrease) in accounts payable	–	(5,607)
Increase (Decrease) due to related party	–	(6,000)
Increase (Decrease) in short term fund	–	(4,116)
Net cash used in operating activities	–	(40,436)

Cash flows from investing activities
Net cash provided by investing activities	–	–

Cash flows from financing activities
Net cash provided by financing activities	–	34,870

Net increase in cash, cash equivalents, and restricted cash	–	(5,566)
Cash, cash equivalents, and restricted cash at beginning of year	–	5,566
Cash, cash equivalents, and restricted cash at end of year	$–	$–

Supplemental cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

SIGMARENOPRO, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at June 30, 2022 and for the related periods presented.

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

As of June 30, 2022, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Four Million Five Hundred and Thousand (4,500,000) shares of common stock were issued and outstanding as of June 30, 2022.

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

There were 4,500,000 and 4,500,000 shares of common stock issued and outstanding as of June 30, 2022 and 2021 respectively.

NOTE D – RELATED PARTY TRANSACTIONS

NONE

NOTE E – TRUST ACCOUNT

Trust account (cash equivalent) is held by a law firm which provides periodic statement and pay the bills on behalf of SigmaRenoPro. Law firm charges fees for managing the trust account

NOTE F – PREPAID EXPENSES

Prepaid expenses for the year ending June 30, 2022 consist of $0 towards share transfer fee expenses paid to NATCO, $0 towards registered agent fees and June 30, 2022 consists of $0 towards SEC filing charges and accounts book-keeping charges.

Prepaid expenses as of June 30, 2022 and 2021 is $0 and $0 respectively.

NOTE G – INCOME TAXES

For the period ended June 30, 2022, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $108,270 at June 30, 2022 and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the year ended June 30, 2022	For the year ended June 30, 2021

Income tax expense (benefit) at statutory rate	$(5,800)	$(5,800)
Change in valuation allowance	5,800	5,800
Income tax expense	$–	$–

Net deferred tax assets consist of the following components as of June 30, 2022:

	June 30, 2022	June 30, 2021

Gross deferred tax asset	$17,371	$17,371
Valuation allowance	(17,371)	(17,371)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $108,270 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of June 30, 2022.

