Form 10-Q
period 2022-12-31
SigmaRenoPro, Inc.
filed 2023-11-30
CIK 1714367

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	4,500,000

SIGMARENOPRO INC.

Quarterly Report on Form 10-Q

For the Quarter Ended December 31, 2022

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SigmaRenoPro, Inc.

Balance Sheets

(Unaudited)

	December 31, 2022	June 30, 2022
ASSETS
Current assets
Cash held in trust	$–	$–
Prepaid expenses	–	–

Total current assets	–	–

Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Due to related parties	$–	$–
Short term fund	–	–
Accounts payable	–	–

Total current liabilities	–	–

Commitments and contingencies

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 4,500,000 and 4,500,000 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	4,500	4,500
Additional paid-in capital	103,770	103,770
Accumulated deficit	(108,270)	(108,270)

Total stockholders’ equity (deficit)	–	–

Total liabilities and stockholders’ equity	$–	$–

The accompanying notes are an integral part of these financial statements.

SigmaRenoPro, Inc.

Statements of Operations

(Unaudited)

	For the three months ended December 31, 2022	For the three months ended December 31, 2021	For the six months ended December 31, 2022	For the six months ended December, 31, 2021

REVENUE:	$–	$–	$–	$–

EXPENSES
General and Administrative Expense	–	–	–	–
Professional fees	–	–	–	–
Share transfer agent fee	–	–	–	–

Total expenses	–	–	–	–

NET LOSS	$–	$–	$–	$–

Net loss per common share - basic	$(0.000)	$(0.000)	$(0.000)	$(0.000)

Weighted average number of common shares outstanding - basic	4,500,000	4,500,000	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements.

SigmaRenoPro, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

For the six months ended December 31, 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	4,500,000	$4,500	$103,770	$(108,270)	$–

Net loss	–	–	–	–	–
Balance at September 30, 2021	4,500,000	$4,500	$103,770	$(108,270)	$–

Net loss	–	–	–	–	–
Balance at December 31, 2021	4,500,000	$4,500	$103,770	$(108,270)	$–

Balance at June 30, 2022	4,500,000	$4,500	$103,770	$(108,270)	$–

Net loss	–	–	–	–	–
Balance at September 30, 2022	4,500,000	$4,500	$103,770	$(108,270)	$–

Net loss	–	–	–	–	–
Balance at December 31, 2022	4,500,000	$4,500	$103,770	$(108,270)	$–

The accompanying notes are an integral part of these financial statements.

SigmaRenoPro, Inc.

Statement of Cash Flows

(Unaudited)

	For the six months ended December 31, 2022	For the six months ended December 31, 2021

Cash Flows from Operating Activities
Net loss	$–	$–
Changes in Operating Assets and Liabilities:
Increase (Decrease) in advances	–	–
(Increase) Decrease in prepaid expenses	–	–
Increase (Decrease) in accounts payable	–	–
Net cash used in operating activities	–	–

Cash Flows from Investing Activities
Net cash provided by investing activities	–	–

Cash Flows from Financing Activities
Proceeds from related party debt	–	–
Net cash provided by financing activities	–	–

Net increase in cash, cash equivalents, and restricted cash	–	–
Cash, cash equivalents, and restricted cash at beginning of period	–	–
Cash, cash equivalents, and restricted cash at end of period	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

SigmaRenoPro, Inc.

Notes to Unaudited Consolidated Financial Statements

December 31, 2022

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows at December 31, 2022 and for the related periods presented.

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

As of December 31, 2022, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Four Million Five Hundred and Thousand (4,500,000) shares of common stock were issued and outstanding as of December 31, 2022.

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

There were 4,500,000 and 4,500,000 shares of common stock issued and outstanding as of December 31, 2022 and 2021 respectively.

NOTE D – RELATED PARTY TRANSACTIONS

NONE

NOTE E – TRUST ACCOUNT

NONE

NOTE F – PREPAID EXPENSES

NONE

Prepaid expenses as of December 31, 2022 and 2021 is $0 and $0 respectively.

NOTE G – INCOME TAXES

For the period ended December 31, 2022, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $108,270 at December 31, 2022 and will expire beginning in the year 2037.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% and 21% to the net loss before provision for income taxes as follows:

	For the six months ended December 31, 2022	For the six months ended December 31, 2021

Income tax expense (benefit) at statutory rate	$(5,800)	$(5,800)
Change in valuation allowance	5,800	5,800
Income tax expense	$–	$–

Net deferred tax assets consist of the following components as of December 31, 2022:

	December 31, 2022	December 31, 2021

Gross deferred tax asset	$17,371	$17,371
Valuation allowance	(17,371)	(17,371)
Net deferred tax asset	$–	$–

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

The Company had no accrued penalties and interest related to taxes as of December 31, 2022.

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

Overview

SigmaRenoPro, Inc. had a change of control transaction on June 21, 2021 and went into dormant activity shell status as of December 31, 2022 and June 30, 2021. The company does not have a bank account during this interim period and likewise does not have any economic activity to report.

Recent Developments

The company is dormant and has not economic activity but is working to complete all SEC filings.

Results of Operations for the three months ended December 31, 2022 compared to the three months ended December 31, 2021.

Revenue and cost of goods sold

For the three months ended December 31, 2022 and December 31, 2021, the Company generated total revenue of $0 and $0, respectively, from dormant operations. Revenues for the quarter ended December 31, 2022 and December 31, 2021 were $0 and $0. The consistent revenues, both in the three months and quarter ended December 31, 2022 over the similar period in 2021, was a result of dormant business activities and a change of control regarding the shell company.

There were no cost of goods sold due to the dormancy of the business while pursuing updated SEC filings for the shell company.

Operating expenses

Total operating expenses for the three months ended December 31, 2022 and December 31, 2021, were $0 and $0, respectively. Total operating expenses for the quarter ended December 31, 2022 and December 31, 2021, remained static over period at $0 from $0, respectively. There were no operating expenses for the six months and quarters ended December 31, 2022.

Net Income

The net income/(loss) for the six months ended December 31, 2022 and December 31, 2021 was stagnant period to period, resulting in a loss of $0 from income of $0, respectively. Net loss for the quarters ended December 31, 2022 and December 31, 2021, were consistent at losses of $NIL and $NIL, respectively.

Liquidity and Capital Resources and Cash Requirements

At December 31, 2022, the Company had cash of $NIL. The Company had a working capital of $NIL.

During the quarter ended December 31, 2022, the Company used $0 of cash in operating activities, compared to the use of $NIL of cash from operations in the three months ended December 31, 2021. The reason for this was the company ceasing all operations.

During the quarter ended December 31, 2022, the Company used no cash in investing activities, compared to $0 used in the same period in 2021.

During the quarter ended December 31, 2022, the Company generated no cash in financing activities.

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

Going Concern

The Company has a retained earnings of ($108,270) with a zero cash flow from operations of $0 for the three months ended December 31, 2022. The Company had $0 in revenues for the six months ended December 31, 2022, which is the result of ceasing all operations by June 30, 2021. The Company currently lost $0 for the period and is in the process of completing its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period. Therefore, there is still a substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Based on this evaluation, the Company's management concluded its internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

